Form 10-Q
period 1996-05-04
BUTTREY FOOD & DRUG STORES CO
filed 1996-06-17
CIK 882256

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         ____________________________

                                   FORM 10-Q

(Mark One)

[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended May 4, 1996
                                      or
[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from  to

                        Commission File Number 0-19802

                     BUTTREY FOOD AND DRUG STORES COMPANY

        (Exact name of registrant as specified in its charter)

                           Delaware                                             81-0466189
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

                             601 6th Street, S.W.
                          Great Falls, Montana 59404
                   (Address of principal executive offices)

      Registrants telephone number, including area code:  (406) 761-3401

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes [x]    No [_]

     The number of shares of the registrant's Common Stock outstanding at June 17, 1995 was 8,639,056 shares

                  There are no exhibits filed with this Form

             ======================================================

                     BUTTREY FOOD AND DRUG STORES COMPANY
                                AND SUBSIDIARY

                                   FORM 10-Q

                  For the Quarterly Period Ended May 4, 1996

                                     INDEX

                                                                                 Page

Part I.  Financial Information

         Item 1.  Financial Statements

                 a)  Consolidated Balance Sheets
                     as of May 4, 1996 (unaudited) and February 3, 1996            3

                 b)  Consolidated Statements of Operations for the 13 weeks ended May 4, 1996 (unaudited) and April 29, 1995 (unaudited)  4

                 c)  Consolidated Statement of Stockholders' Equity
                     as of February 3, 1996 and for the 13 weeks ended
                     May 4, 1996 (unaudited)                                        4

                 d)  Consolidated Statements of Cash Flows for the 13 weeks
                     ended May 4, 1996 (unaudited) and April 29, 1995 (unaudited)   5

                 e)  Notes to Consolidated Financial Statements                     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               6

Part II.  Other Information

         Item 1.  Legal Proceedings                                                11

         Item 4.  Submission of Matters to a Vote of Security Holders              11

Signatures                                                                         12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS
===============================================================================
 (Dollar Amounts in Thousands)
- -------------------------------------------------------------------------------
                                 ASSETS

                                                            May 4,             February 3,
                                                             1996                1996
- ------------------------------------------------------------------------------------------
                                                           unaudited)
 Current assets:
   Cash and cash equivalents                                $ 7,153            $6,140
   Accounts receivable                                        4,548             4,488
   Inventories                                               42,925            43,304
   Prepaid expenses                                           1,233             1,230
   Deferred tax asset                                         1,271             1,271
- -----------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                        57,130            56,433

 Property and equipment, at cost                            133,420           130,174
 Less accumulated depreciation                               47,790            45,765
- -----------------------------------------------------------------------------------------
 NET PROPERTY AND EQUIPMENT                                  85,630            84,409

 Intangible assets, net                                       3,251             3,259
 Other assets                                                   562               530
- -----------------------------------------------------------------------------------------
 TOTAL ASSETS                                              $146,573           $144,631
=========================================================================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current installments of long-term debt                  $ 2,208           $  2,205
   Current obligations under capital leases                    388                379
   Accounts payable                                         19,263             16,345
   Accrued payroll and benefits                              6,468              7,530
   Accrued expenses and reserves                             4,485              5,106
   Accrued interest payable                                     56                111
   Notes payable                                                 5                 20
   Income taxes                                                703                 -
- ----------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                  33,576             31,696

 Long-term debt                                             12,940             13,510
 Obligations under capital leases                            9,286              9,385
 Deferred taxes payable                                      1,735              1,735

 Stockholders' equity:
   Preferred stock $.01 par value, authorized 1,000             -                  -
   Common stock $.01 par value, authorized 15,000,000
     shares; issued and outstanding 8,639,056 shares as
     and as of February 3, 1996                                 86                86
   Paid-in capital                                          79,133            79,133
   Retained earnings                                        10,217             9,486
- ----------------------------------------------------------------------------------------
                                                            89,436            88,705

 Less stock subscriptions receivable                           400               400
- ----------------------------------------------------------------------------------------
 NET STOCKHOLDERS' EQUITY                                   89,036            88,305
- ----------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $146,573          $144,631
========================================================================================

 See accompanying notes to consolidated financial statements

 BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY


 CONSOLIDATED STATEMENTS OF OPERATIONS
===============================================================================
 (Dollar Amounts in Thousands, Except Per Share Data)
- -------------------------------------------------------------------------------

                                                             13 Weeks Ended
                                                           --------------------
                                                             May 4,   April 29,
                                                              1996     1995
- -------------------------------------------------------------------------------
                                                                 (unaudited)

 SALES                                                     $   88,135    $   87,213
 Cost of sales and related occupancy expenses                  67,013        66,705
- -----------------------------------------------------------------------------------
 GROSS PROFIT                                                  21,122        20,508

 Marketing, general, and administrative expenses               19,291        19,533
- -----------------------------------------------------------------------------------
 OPERATING INCOME                                               1,831           975

 Other income / (expense):
   Gain on disposal of owned property                             -             255
   Interest income                                                 27           173
   Interest expense                                              (640)       (1,006)
- -----------------------------------------------------------------------------------
                                                                 (613)         (578)
- -----------------------------------------------------------------------------------
 EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE          1,218           397

 Income tax provision                                             487           159
- -----------------------------------------------------------------------------------

 EARNINGS BEFORE EXTRAORDINARY CHARGE                             731           238

 Extraordinary charge (net of tax)                                -             (51)
- -----------------------------------------------------------------------------------
 NET EARNINGS                                              $      731    $      187
===================================================================================

 Earnings per share before extraordinary charge            $     0.08    $     0.03

 Extraordinary charge per share                                   -           (0.01)
- -----------------------------------------------------------------------------------

 Net earnings per share                                    $     0.08    $     0.02
===================================================================================

 WEIGHTED AVERAGE COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING                         8,612,525     8,618,967
===================================================================================


 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
============================================================================================================
 (Dollar Amounts in Thousands)
- ------------------------------------------------------------------------------------------------------------
                                                               Retained                             Net
                                 Common         Paid-in        earnings          Stock          stockholders'
                                 stock          capital        (deficit)       subscript           equity
- -------------------------------------------------------------------------------------------------------------
 Balance at February 3, 1996         $    86     $  79,133       $  9,486        $    (400)       $  88,305
 Net additions on stock subscript          -             -              -                0                0
 Net earnings                              -             -            731                -              731
- -----------------------------------------------------------------------------------------------------------
 BALANCE AT mAY 4, 1996 (UNAUDITED)  $    86     $  79,133       $ 10,217         $   (400)       $  89,036
===========================================================================================================

 See accompanying notes to consolidated financial statements

 BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF CASH FLOWS
===============================================================================
 (Dollar Amounts in Thousands)
- -------------------------------------------------------------------------------

                                                             13 Weeks Ended
                                                          ---------------------
                                                             May 4,   April 29,
                                                              1996     1995
- -------------------------------------------------------------------------------
                                                               (unaudited)
 OPERATING ACTIVITIES:

 Net income                                                  $   731   $    187
 Adjustments to reconcile income to net cash
 provided by operating activities:
    Depreciation                                               2,026      2,921
    Amortization                                                  45        161
    Gain on disposal of owned property                             -       (255)
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                  (61)      (332)
     Decrease (increase) in inventories                          379     (2,449)
     Decrease (increase) in prepaid expenses                      (3)        21
     Increase (decrease) in accounts payable                   2,918      2,681
     Increase (decrease) in accrued payroll and benefits      (1,062)      (601)
     Increase (decrease) in accrued expenses and reserves       (624)      (112)
     Increase (decrease) in accrued interest payable             (55)       (43)
     Increase (decrease) in accrued income taxes                 703          -
- -------------------------------------------------------------------------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                     4,997      2,179
- -------------------------------------------------------------------------------

 INVESTING ACTIVITIES:

 Purchase of property and equipment                           (3,252)    (1,829)
 Proceeds from sale of property and equipment                      6      9,309
 Increase in other assets                                        (64)       (42)
- -------------------------------------------------------------------------------

 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (3,310)     7,438
- -------------------------------------------------------------------------------

 FINANCING ACTIVITIES:

 Payments on long-term debt                                     (568)   (14,392)
 Collection on stock subscriptions receivable                      -         15
 Payments on capital lease obligations                           (91)       (80)
 Decrease in notes payable, net                                  (15)       (14)
- -------------------------------------------------------------------------------

 NET CASH (USED) BY FINANCING ACTIVITIES                        (674)   (14,471)
- -------------------------------------------------------------------------------

 Increase (decrease) in cash and cash equivalents              1,013     (4,854)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              6,140     16,765
- -------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 7,153  $  11,911
===============================================================================

 See accompanying notes to consolidated financial statements

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY
- -------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Buttrey Food and Drug Stores Company ("Buttrey" or the "Company") Annual Report on Form 10-K for the year ended February 3, 1996.

        The information furnished reflects, in the opinion of the management of the Company, all material adjustments consisting only of normal recurring accruals necessary to present fairly the Company's financial condition and its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

GENERAL

        Buttrey is a food and drug retailer in Montana and in the market areas it serves in Wyoming and western North Dakota. Founded in Montana in 1896, the Company currently operates 40 stores and a mail order pharmacy business, which began operations during the second quarter of 1994. The Company is the successor to the Buttrey Food and Drug division (the "Predecessor Division") of Skaggs Alpha Beta, Inc. ("Skaggs"), an indirect, wholly-owned subsidiary of American Stores Company ("ASC"). The Company acquired certain assets and liabilities of the Predecessor Division in October 1990 in a transaction (the "Acquisition") organized by Freeman Spogli & Co. Incorporated ("FS&Co."), a private investment firm.

RISK FACTORS

        The following risk factors should be carefully considered, in addition to other information contained in this Form 10-Q.

        Certain Restrictions Imposed by Lenders

        The Company's credit agreement contains significant financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on the amount of capital expenditures and restrictions on the ability of the Company to incur indebtedness, to pay dividends or to take certain corporate actions. See "--Liquidity and Capital Resources."

        Competition

        The food and drug retailing business is highly competitive. The Company's competitors include, among others, multi-regional supermarket chains, smaller, independent supermarket chains, drug stores, convenience stores, discount hardware stores and large chain discount retailers. Some of these competitors have substantially greater resources than the Company. The Company expects competition from large chain discount retailers to further increase as stores are opened in market areas served by the Company.

        Expansion Plans

        During the first quarter of 1996, the Company completed the conversion of one Great Falls store to the Big Fresh format and completed the acquisition of one store in Cheyenne, Wyoming. Also during 1996, the Company plans to expand and convert its Lewistown store to the Big Fresh format, to complete four minor remodels, including the expansion of its Malta store, and to replace an existing store. In addition, the Company intends to construct one or two new stores per year over the next two years. These plans are subject to site availability and financing, competition, zoning and other governmental regulations and general economic conditions, and no assurances can be given that such plans will not be revised as a result of such factors. Historically, the Company has experienced temporary disruptions and lost sales during store remodelings, and believes that this will continue in connection with future remodelings. Additionally, the Company may make selective acquisitions of existing food or drug stores that will complement the Company's operations. See "--Liquidity and Capital Resources."

        Control of the Company

        A majority of the members of the Board of Directors of the Company are affiliated with FS&Co., which controls FS Equity Partners II, L.P., the Company's principal stockholder. FSEP currently holds 50.8% of the outstanding Common Stock of the Company. As a result, FS&Co. controls and will continue to control the Company's management policy and financing decisions.

RESULTS OF OPERATIONS

               13 Weeks Ended May 4, 1996 Compared to 13 Weeks Ended April 29, 1995

        Sales for the 13 weeks ended May 4, 1996 increased $0.9 million, or 1.1%, from $87.2 million in the first quarter of 1995 to $88.1 million in the first quarter of 1996. Comparable store sales increased 0.3% despite the loss of sales during the remodeling of the Company's highest volume store during the beginning of the quarter and the opening of one new competitor.

        Gross profit for the 13 weeks ended May 4, 1996 increased $0.6 million from $20.5 million in the first quarter of 1995 to $21.1 million in the first quarter of 1996, primarily reflecting the increase in sales and an increase in gross profit as a percentage of sales in the Company's perishable departments. Gross profit as a percentage of sales increased 0.5% from 23.5% in the first quarter of 1995 to 24.0% in the first quarter of 1996.

        Marketing, general and administrative ("MG&A") expenses for the 13 weeks ended May 4, 1996 decreased $0.2 million from $19.5 million in the first quarter of 1995 to $19.3 million in the first quarter of 1996. The decrease in MG&A is principally attributable to a reduction in depreciation and amortization expenses, partially offset by an increase in employee benefits and advertising costs. MG&A expenses as a percentage of sales decreased 0.5% from 22.4% in the first quarter of 1995 to 21.9% in the first quarter of 1996.

        Operating income for the 13 weeks ended May 4, 1996 increased $0.8 million from $1.0 million, or 1.1% of sales, in the first quarter of 1995 to $1.8 million, or 2.1% of sales, in the first quarter of 1996.

        In the first quarter of 1995, the Company recorded a gain on disposal of assets of $0.3 million primarily from the sale of excess land and the Payson distribution center.

        Interest expense, net of interest income, for the 13 weeks ended May 4, 1996 decreased $0.2 million from $0.8 million, or 1.0% of sales, in the first quarter of 1995 to $0.6 million, or 0.7% of sales, in the first quarter of 1996. The decrease in net interest expenses is the result of reductions in long-term debt and the reductions in interest rates. See "--Liquidity and Capital Resources."

        Net income before extraordinary charge for the 13 weeks ended May 4, 1996 increased $0.5 million from $0.2 million, or $0.03 per share, in the first quarter of 1995 to $0.7 million, or $0.08 per share, in the first quarter of 1996. Excluding the gain on disposal of assets that occurred during the first quarter of 1995, net income before extraordinary charge for the 13 weeks ended May 4, 1996 increased $0.6 million from $0.1 million, or $0.01 per share, in the first quarter of 1995 to $0.7 million, or $0.08 per share, in the first quarter of 1996.

        In the first quarter of 1995, the Company recorded an extraordinary charge of $85,000 ($51,000 on an after-tax basis, or $0.01 per share) as a result of the early retirement of debt. See "--Liquidity and Capital Resources."

        Net income for the 13 weeks ended May 4, 1996 increased $0.5 million from $0.2 million, or $0.02 per share, in the first quarter of 1995 to $0.7 million, or $0.08 per share, in the first quarter of 1996. Excluding the gain on disposal of assets that occurred during the first quarter of 1995, net income for the 13 weeks ended May 4, 1996 increased $697,000 from $34,000, or $0.00 per share, in the first quarter of 1995 to $731,000, or $0.08 per share, in the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity needs arise primarily from capital expenditures, debt service on its indebtedness and the funding of the Company's working capital requirements. The Company has financed its liquidity needs primarily using cash flow from operations, lease and debt financing of capital expenditures, cash provided by certain asset sales, temporary borrowings under the Company's working capital facility and the public sale of equity securities in an initial public offering of Common Stock in February 1992.

        On September 7, 1995, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") and The CIT Group/Equipment Financing, Inc. ("CEF") providing available credit of up to $42.8 million (the "Financing Agreement"). The new facility includes a $30.0 million working capital facility and includes variable rate term loans totaling $12.8 million, which refinanced existing equipment financing loans resulting in lower interest rates and extended maturities. The borrowing base under which the working capital revolver can be utilized is equal to 65% of Eligible Inventory (essentially non-perishable inventory). The estimated borrowing base as of May 4, 1996 was $24.1 million. Under the Financing Agreement, interest is determined, at the Company's option, at a defined prime rate or at the London Interbank Offered Rate ("LIBOR") for each applicable loan as follows:

               $30.0 Working Capital Facility       prime rate plus 0.50% or LIBOR plus 2.00%

                  $8.1 Term Loan I                  prime rate plus 1.00% or LIBOR plus 2.25%

                  $4.7 Term Loan II                 prime rate plus 1.50% or LIBOR plus 2.65%

        The Financing Agreement matures five years from inception, however, the principal portion of the term loans are amortized on a straight-line basis over 84 months. In the event that the Financing Agreement is not extended at the end of five years, the term loans become due and payable. Additionally, the Financing Agreement also provides that the maturity date of all balances shall become accelerated upon a specified change in control or ownership.

        Borrowings under the Financing Agreement are secured by the Great Falls Distribution Center, a retail store location in Butte, Montana and all of the personal property of the Company. The Financing Agreement contains financial and operating covenants including limitations on the amount of capital expenditures, dividends and its ability to incur additional debt. The Financing Agreement also requires the maintenance of certain financial ratios and the satisfaction of certain tests which require escalating levels of performance over time. The Company is currently in compliance with all such financial ratios and tests.

        The principal financial covenants defined in the Financing Agreement compared to the Company's actual results for the 13 weeks ended May 4, 1996 are as follows:

                                              Actual                              Test
Minimum Net Worth                          $89.0 Million                     $72.5 Million

Maximum Capital Expenditures               $3.2 Million                      $19.9 Million

Maximum Net Capital Expenditures           $3.2 Million                      $13.9 Million

Minimum Interest Charge Coverage Ratio        7.50                               4.50

        As of May 4, 1996, there were no borrowings or commitments under the working capital facility other than letter of credit commitments of $2.7 million. In addition, the outstanding balance under Term Loan I was $7.3 million (of which $1.2 million is classified as current) and under Term Loan II was $4.3 million (of which $0.7 million is classified as current). The Company's borrowing requirements for working capital are somewhat seasonal, reflecting increases in inventory in the fourth calendar quarter due to holiday purchases and, historically, the Company's funding of employee benefit program contributions in the first calendar quarter of each year.

        The Company has entered into a number of capital lease obligations for store facilities. The Company's total outstanding capital lease obligation as of May 4, 1996 was $9.7 million (of which $0.4 million is classified as current).

        On April 17, 1995, the Company completed the sale of the Payson Distribution Center to Associated Food Stores, Inc. of Salt Lake City, Utah ("Associated"), and received proceeds totaling $8.8 million ($3.5 million for property and equipment and $5.3 million for inventory). The Company used approximately $7.3 million of these proceeds to retire obligations under long-term debt. In connection with the early retirement of debt, the Company recorded an extraordinary charge of $0.1 million ($0.1 million on an after-tax basis) reflecting the non-cash write-off of unamortized deferred debt issuance costs. Additionally, in conjunction with the sale of the Payson Distribution Center, the Company also entered into a supply agreement with Associated whereby the Company agreed to purchase from Associated certain products previously distributed from the Payson Distribution Center. In March 1996, the Company negotiated a new supply agreement with McKesson Drug Company for the purchase of pharmaceutical products. Associated continues to supply over-the-counter products, health and beauty care items and general merchandise.

        During the 13 weeks ended May 4, 1996, net cash provided by operating activities was $5.0 million, and reflected the fact that the Company incurred noncash charges of $2.1 million in depreciation and amortization expenses during this period. Net cash provided by operating activities was favorably impacted by a $2.9 million increase in accounts payable and a $0.4 million reduction in inventories, and was partially offset by a decrease in accrued payroll and benefits of $1.1 million, which is primarily attributable to the funding of the Company's 1995 BCRE retirement plan contribution and management incentive bonus plans in the first quarter of 1996.

        The Company spent an aggregate of $10.0 million, $8.8 million and $12.8 million on capital expenditures, primarily for store remodelings and new store expansion, during 1995, 1994 and 1993, respectively. Of these amounts, the Company has funded approximately $1.2 million, $9.2 million and $5.2 million through equipment and real estate financings in 1995, 1994 and 1993, respectively. The Company plans to continue its store remodeling and development program. During the first quarter of 1996, the Company completed the conversion of one Great Falls store to the Big Fresh format and announced the acquisition of a one store in Cheyenne, Wyoming (the Company has two existing stores in this market). The purchase price for the new Cheyenne store was $5.2 million for real property, fixtures and equipment, and a non-compete agreement plus $0.3 million for inventory. The transaction was completed on June 11, 1996, subsequent to the close of the first quarter. During 1996, the Company plans to expand and convert its Lewistown store to the Big Fresh format and to complete four minor remodels, including the expansion of its Malta store, and to replace an existing store. For 1996, capital expenditures by the Company, including the foregoing, are estimated to be approximately $20.0 million. Additionally, the Company also may expand the number of stores it operates through additional selective acquisitions of existing food or drug stores that will complement the Company's operations. Except for the Cheyenne acquisition, the capital expenditure amount for 1996 does not include any additional amounts for potential acquisitions.

        The Company has utilized equipment financing from time to time in order to finance the purchases of store equipment and vehicles. In addition to the outstanding term loans, on September 1, 1995, the Company completed a $1.2 million financing of new store equipment for the Company's new store in Butte, Montana. The loan bears interest at LIBOR plus 2.65% and is payable in equal monthly installments over four years. As of May 4, 1996, the outstanding obligation under this loan was $1.0 million (of which $0.3 million is classified as current). The Company has also entered into commitments with institutional financing sources to finance an aggregate of $14.0 million of its 1996 capital expenditures, none of which has been funded.

        Based upon the foregoing, and considering current and projected operating results as well as the current budgeted capital expenditures described above, the Company believes that it will have sufficient cash available, including amounts available under the Financing Agreement and cash generated from operations, and amounts available from lease and mortgage financings, to meet its liquidity needs for debt service, its capital expenditure program, working capital and general corporate purposes for the foreseeable future.

                     BUTTREY FOOD AND DRUG STORES COMPANY
                                AND SUBSIDIARY


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        The Internal Revenue Service ("IRS") has completed its examination of the Company's income tax returns for the periods ended February 1, 1992 and February 2, 1991, the period of the Company's initial acquisition of assets. On December 1, 1995, the Company received notice from the IRS of proposed adjustments for the Company's fiscal periods 1991 to 1994. These adjustments generally relate to the Company's allocation of purchase price among the assets initially acquired by the Company and the treatment of certain of these assets for tax depreciation and amortization purposes. The notice proposes adjustments which would reduce the Company's net operating loss and alternative minimum tax credit carryover and would result in additional federal taxes of up to $5.6 million plus interest from the date when such additional taxes are asserted to have been due to the date of payment.

        The Company, after consultation with tax counsel, continues to believe in the propriety of its positions set forth in its tax returns and it will vigorously contest the adjustments being proposed by the IRS. If the IRS were to ultimately prevail, in whole or in part, with respect to its proposed adjustments, the Company would account for such change in its tax liability by adjusting deferred tax assets and liabilities to reflect the revised tax basis of its assets, by adjusting the current tax liability to reflect the prior year taxes due, and by applying the effect of those adjustments to increase goodwill. Any interest related to prior year taxes due would be expenses when accruable.


Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held on May 29, 1996 to elect ten directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified and to approve the 1996 Non-Employee Directors Stock Option Plan.

        All ten nominees for director were duly elected. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each nominee:

                                                                     Abstentions
                                                     Against or      and Broker
Nominee                         For                  Withheld        Nonvotes
- -------                         ---                   ----------     -----------
Joseph H. Fernandez             6,118,997              5,491          0
Matt L. Figel                   6,120,338              4,150          0
Robert P. Gannon                6,120,738              3,750          0
Michael P. Malone               6,120,738              3,750          0
Wayne S. Peterson               6,120,738              3,750          0
J. Frederick Simmons            6,120,338              4,150          0
Peter J. Sodini                 6,120,733              3,755          0
Ronald P. Spogli                6,120,338              4,150          0
William M. Wardlaw              6,120,338              4,150          0
Thomas C. Young                 6,120,738              3,750          0

Proposal number 2 regarding the 1996 Non-Employee Directors Stock Option
Plan was also approved. The number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, was as follows:

                                                                   Abstentions
                                                   Against or      and Broker
                           For                     Withheld        Nonvotes
                           ---                     -----------     ------------
                           6,007,542                 114,750          2,196



                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 17, 1996                  BUTTREY FOOD AND DRUG
                                       STORES COMPANY
                                       (Registrant)




                                       /s/ Wayne S. Peterson
                                       ---------------------------------------.
                                       Wayne S. Peterson
                                       Senior Vice President, Chief Financial
                                       Officer and Secretary
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)