Form 10-Q
period 1996-08-03
BUTTREY FOOD & DRUG STORES CO
filed 1996-09-17
CIK 882256

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         ____________________________

                                   FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended August 3, 1996
                                      or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from  to

                        Commission File Number 0-19802

                     BUTTREY FOOD AND DRUG STORES COMPANY

            (Exact name of registrant as specified in its charter)

            Delaware                               81-0466189
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)



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

                                                 Yes [X]       No [ ]

The number of shares of the registrant's Common Stock outstanding at September 16, 1996 was 8,639,056 shares

                       Exhibit Index Appears at Page  13
                                                     ----
             ____________________________________________________

                     BUTTREY FOOD AND DRUG STORES COMPANY
                                AND SUBSIDIARY

                                   FORM 10-Q

                 For the Quarterly Period Ended August 3, 1996


                                     INDEX


Part I.  Financial Information                                   Page

Item 1.  Financial Statements

         a)    Consolidated Balance Sheets
               as of August 3, 1996 (unaudited) and February
               3, 1996                                             3

         b)    Consolidated Statements of Operations for the 13
               weeks and the 26 weeks ended August 3, 1996
               (unaudited) and July 29, 1995 (unaudited)           4

         c)    Consolidated Statement of Stockholders' Equity
               as of February 3, 1996 and for the 26 weeks
               ended August 3, 1996 (unaudited)                    4

         d)    Consolidated Statements of Cash Flows for the 13
               weeks and the 26 weeks ended August 3, 1996
               (unaudited) and July 29, 1995 (unaudited)           5

         e)    Notes to Consolidated Financial Statements          6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations       6

Part II.  Other Information

Item 1.        Legal Proceedings                                   12

Item 6.        Exhibits and Reports on Form 8-K                    13

Signatures                                                         13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
=============================================================================================================
(Dollar Amounts in Thousands)
- -------------------------------------------------------------------------------------------------------------
                                    ASSETS
                                                                             August 3,            February 3,
                                                                               1996                  1996
- -------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Current assets:
 Cash and cash equivalents                                                  $      8,959         $    6,140
 Accounts receivable                                                               4,271              4,488
 Inventories                                                                      42,572             43,304
 Prepaid expenses                                                                  1,251              1,230
 Deferred tax asset                                                                1,271              1,271
- -------------------------------------------------------------------------------------------------------------
Total current assets                                                              58,324             56,433

Property and equipment, at cost                                                  140,983            130,174
Less accumulated depreciation                                                     49,863             45,765
- -------------------------------------------------------------------------------------------------------------
Net property and equipment                                                        91,120             84,409

Intangible assets, net                                                             3,595              3,259
Other assets                                                                         562                530
- -------------------------------------------------------------------------------------------------------------
Total assets                                                                $    153,601         $  144,631
=============================================================================================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt                                     $      3,021         $    2,205
 Current obligations under capital leases                                            393                379
 Accounts payable                                                                 22,369             16,345
 Accrued payroll and benefits                                                      7,202              7,530
 Accrued expenses and reserves                                                     3,758              5,106
 Accrued interest payable                                                            126                111
 Notes payable                                                                         -                 20
 Income taxes                                                                        198                  -
- -------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         37,068             31,696

Long-term debt                                                                    15,553             13,510
Obligations under capital leases                                                   9,187              9,385
Deferred taxes payable                                                             1,735              1,735
- -------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 63,543             56,326

Stockholders' equity:
 Preferred stock $.01 par value, authorized 1,000,000 shares                           -                  -
 Common stock $.01 par value, authorized 15,000,000 shares;
      issued and outstanding 8,639,056 shares as of August 3, 1996
      and as of February 3, 1996                                                      86                 86
 Paid-in capital                                                                  79,133             79,133
 Retained earnings                                                                11,239              9,486
- -------------------------------------------------------------------------------------------------------------
                                                                                  90,459             88,705

Less stock subscriptions receivable                                                  400                400
- -------------------------------------------------------------------------------------------------------------
Net stockholders' equity                                                          90,059             88,305
- -------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                  $    153,601         $  144,631
=============================================================================================================


See accompanying notes to consolidated financial statements

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
===================================================================================================================================
(Dollar Amounts in Thousands, Except Per Share Data)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                       13 Weeks Ended                      26 Weeks Ended
                                                               ------------------------------        ------------------------------
                                                                August 3,           July 29,           August 3,          July 29,
                                                                   1996               1995               1996               1995
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                         (unaudited)                          (unaudited)
Sales                                                          $    94,082        $    92,112        $   182,217        $  179,325
Cost of sales and related occupancy expenses                        72,117             70,269            139,129           136,974
- -----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                        21,965             21,843             43,088            42,351

Marketing, general, and administrative expenses                     19,633             20,591             38,925            40,124
- -----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                     2,332              1,252              4,163             2,227

Other income / (expense):
        Gain / (loss) on disposal of owned property                     11                (36)                11               219
        Interest income                                                 29                 48                 57               221
        Interest expense                                              (669)              (643)            (1,309)           (1,649)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                      (629)              (631)            (1,241)           (1,209)
- -----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and extraordinary charge                1,703                621              2,922             1,018

Income tax provision                                                   681                248              1,168               407
- -----------------------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary charge                                 1,023                373              1,754               611

Extraordinary charge (net of tax)                                        -                  -                  -               (51)
- -----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                   $     1,023        $       373        $     1,754               560
===================================================================================================================================
Earnings per share before extraordinary charge                 $      0.12        $      0.04        $      0.20        $     0.07

Extraordinary charge per share                                           -                  -                  -             (0.01)
- -----------------------------------------------------------------------------------------------------------------------------------
Net earnings per share                                         $      0.12        $      0.04        $      0.20        $     0.06
===================================================================================================================================
Weighted average common and common
     equivalent shares outstanding                               8,640,057          8,592,511          8,626,291         8,605,739
===================================================================================================================================



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

===================================================================================================================================
(Dollar Amounts in Thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Net
                                                  Common          Paid-in          Retained             Stock         stockholders'
                                                  stock           capital          earnings         subscriptions        equity
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at February 3, 1996                      $    86          $ 79,133         $   9,486          $  (400)         $   88,305
Net additions on stock subscriptions                   -                 -                 -                0                   0
Net earnings                                           -                 -             1,754                -               1,754
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at August 3, 1996 (unaudited)            $    86          $ 79,133         $  11,240          $  (400)         $   90,059
===================================================================================================================================

See accompanying notes to consolidated financial statements

Buttrey Food and Drug Stores Company and Subsidiary

Consolidated Statements of Cash Flows
=========================================================================================================================
(Dollar Amounts in Thousands)
- -------------------------------------------------------------------------------------------------------------------------
                                                             13 Weeks Ended                      26 Weeks Ended
                                                      -----------------------------        ------------------------------
                                                        August 3,        July 29,           August 3,          July 29,
                                                          1996             1995                1996              1995
- -------------------------------------------------------------------------------------------------------------------------
                                                                    (unaudited)                           (unaudited)

OPERATING ACTIVITIES:

Net income                                              $   1,023         $    373           $   1,754          $   560
Adjustments to reconcile income to net cash
provided by operating activities:
  Depreciation                                              2,138            2,778               4,164            5,699
  Amortization                                                 37               76                  82              237
  Loss (gain) on disposal of owned property                   (11)              36                 (11)            (219)
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                 277              204                 217             (128)
   Decrease (increase) in inventories                         353            1,990                 732             (459)
   Decrease (increase) in prepaid expenses                    (18)            (312)                (22)            (291)
   Increase (decrease) in accounts payable                  3,107             (533)              6,024            2,162
   Increase (decrease) in accrued payroll and benefits        734             (490)               (387)          (1,092)
   Decrease in accrued expenses and reserves                 (701)            (618)             (1,051)            (729)
   Increase (decrease) in accrued interest payable             70               (3)                 15              (47)
   Increase in accrued income taxes                          (505)              52                 (17)              37
- -------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                   6,504            3,553              11,500            5,730
- -------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Purchase of property and equipment                         (7,643)            (863)            (10,889)          (2,691)
Proceeds from sale of property and equipment                    -              149                   -            9,458
Increase in other assets                                     (384)             (67)               (447)            (109)
- -------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by investing activities           (8,026)            (781)            (11,336)           6,658
- -------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

Payments on long-term debt                                   (534)          (5,078)             (1,101)         (19,470)
Proceeds from equipment financing                           3,960                -               3,960                -
Collection on stock subscriptions receivable                    -                3                   -               19
Payments on capital lease obligations                         (93)             (83)               (184)            (163)
Decrease in notes payable, net                                 (5)             (10)                (20)             (24)
- -------------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                       3,328           (5,168)              2,655          (19,638)
- -------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents            1,806           (2,396)              2,819           (7,250)

Cash and cash equivalents at beginning of period            7,153           11,911               6,140           16,765
- -------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period              $   8,959         $  9,515           $   8,959          $ 9,515
=========================================================================================================================

See accompanying notes to consolidated financial statements

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY
________________________________________________________________________________

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

GENERAL

        Buttrey is a food and drug retailer in Montana and in the market areas it serves in Wyoming and western North Dakota. Founded in Montana in 1896, the Company currently operates 42 stores and a mail order pharmacy business, including its recently acquired Cheyenne and Laramie Wyoming stores. The Company is the successor to the Buttrey Food and Drug division (the "Predecessor Division") of Skaggs Alpha Beta, Inc. ("Skaggs"), an indirect, wholly-owned subsidiary of American Stores Company ("ASC"). The Company acquired certain assets and liabilities of the Predecessor Division in October 1990 in a transaction (the "Acquisition") organized by Freeman Spogli & Co. Incorporated ("FS&Co."), a private investment firm.

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

        Expansion Plans

        During the remainder of 1996, the Company plans to replace its existing store in Bozeman, Montana with a larger store under the Big Fresh format, and to remodel the recently acquired Cheyenne store. In addition, the Company intends to construct one or two new stores per year over the next two years. These plans are subject to site availability and financing, competition, zoning and other governmental regulations and general economic conditions, and no assurances can be given that such plans will not be revised as a result of such factors. Historically, the Company has experienced temporary disruptions and lost sales during store remodelings, and believes that this will continue in connection with future remodelings. Additionally, the Company may continue to make selective acquisitions of existing food or drug stores that will complement the Company's operations. See "--Liquidity and Capital Resources."

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

RESULTS OF OPERATIONS

        13 Weeks Ended August 3, 1996 Compared to 13 Weeks Ended July 29, 1995

        Sales for the 13 weeks ended August 3, 1996 increased $2.0 million, or 2.1%, from $92.1 million in the second quarter of 1995 to $94.1 million in the second quarter of 1996. Comparable store sales increased 1.1% despite more aggressive promotional strategies by certain competitors and a reduction in tourism in the state of Montana.

        Gross profit for the 13 weeks ended August 3, 1996 increased from $21.8 million in the second quarter of 1995 to $21.9 million in the second quarter of 1996, primarily reflecting the increase in sales, offset by increased promotional activity as the result of a more aggressive competitive environment. Gross profit as a percentage of sales decreased 0.4% from 23.7% in the second quarter of 1995 to 23.3% in the second quarter of 1996.

        Marketing, general and administrative ("MG&A") expenses for the 13 weeks ended August 3, 1996 decreased $1.0 million from $20.6 million in the second quarter of 1995 to $19.6 million in the second quarter of 1996. The decrease in MG&A reflects a reduction in depreciation expense, store labor, employee benefits and other operating expenses. MG&A expenses as a percentage of sales decreased 1.5% from 22.4% in the second quarter of 1995 to 20.9% in the second quarter of 1996.

        Operating income for the 13 weeks ended August 3, 1996 increased $1.0 million from $1.3 million, or 1.3% of sales, in the second quarter of 1995 to $2.3 million, or 2.4% of sales, in the second quarter of 1996.

        Interest expense, net of interest income, for the 13 weeks ended August 3, 1996 was essentially equal to the $0.6 million in the second quarter of 1995. See "--Liquidity and Capital Resources."

        Net income for the 13 weeks ended August 3, 1996 increased $0.6 million from $0.4 million, or $0.04 per share, in the second quarter of 1995 to $1.0 million, or $0.12 per share, in the second quarter of 1996.

    26 Weeks Ended August 3, 1996 Compared to 26 Weeks Ended July 29, 1995

        Sales for the 26 weeks ended August 3, 1996 increased $2.9 million, or 1.6%, from $179.3 million in 1995 to $182.2 million in 1996. Comparable store sales increased 0.7% despite the loss of sales during the remodeling of the Company's highest volume store during a portion of the first quarter, the opening of one new competitor, more aggressive promotional strategies by certain competitors and a reduction in tourism in the state of Montana.

        Gross profit for the 26 weeks ended August 3, 1996 increased $0.7 million from $42.4 million in 1995 to $43.1 million in 1996, primarily reflecting the increase in sales. Gross profit as a percentage of sales was 23.6% in 1995 and 1996.

        MG&A expenses for the 26 weeks ended August 3, 1996 decreased $1.2 million from $40.1 million in 1995 to $38.9 million in 1996. The decrease in MG&A is attributable to a reduction in depreciation expense, store labor, employee benefits and other operating expenses, partially offset by an increase in advertising costs. MG&A expenses as a percentage of sales decreased 1.0% from 22.4% in 1995 to 21.4% in 1996.

        Operating income for the 26 weeks ended August 3, 1996 increased $2.0 million from $2.2 million, or 1.2% of sales, in 1995 to $4.2 million, or 2.3% of sales, in 1996.

        In the first quarter of 1995, the Company recorded a gain on disposal of assets of $0.3 million primarily from the sale of excess land and the Payson distribution center.

        Interest expense, net of interest income, for the 26 weeks ended August 3, 1996 decreased $0.1 million from $1.4 million in 1995 to $1.3 million in 1996. The decrease in net interest expenses is the result of reductions in long-term debt and the reductions in interest rates. See "--Liquidity and Capital Resources."

        Net income before extraordinary charge for the 26 weeks ended August 3, 1996 increased $1.1 million from $0.6 million, or $0.07 per share, in 1995 to $1.8 million, or $0.20 per share, in 1996.

        In the first quarter of 1995, the Company recorded an extraordinary charge of $85,000 ($51,000 on an after-tax basis, or $0.01 per share) as a result of the early retirement of debt. See "--Liquidity and Capital Resources."

        Net income for the 26 weeks ended August 3, 1996 increased $1.2 million from $0.5 million, or $0.06 per share, in 1995 to $1.8 million, or $0.20 per share, in 1996.

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

        On September 7, 1995, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") and The CIT Group/Equipment Financing, Inc. ("CEF") providing available credit of up to $42.8 million (the "Financing Agreement"). The new facility includes a $30.0 million working capital facility and includes variable rate term loans totaling $12.8 million, which refinanced existing equipment financing loans resulting in lower interest rates and extended maturities. The borrowing base under which the working capital revolver can be utilized is equal to 65% of Eligible Inventory (essentially non-perishable inventory). The estimated borrowing base as of August 3, 1996 was $23.7 million. Under the Financing Agreement, interest is determined, at the Company's option, at a defined prime rate or at the London Interbank Offered Rate ("LIBOR") for each applicable loan as follows:

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

        Borrowings under the Financing Agreement are secured by the Great Falls Distribution Center, a retail store location in Butte, Montana and all of the personal property of the Company. The Financing Agreement contains financial and operating covenants including limitations on the amount of capital expenditures, dividends and the Company's ability to incur additional debt. The Financing Agreement also requires the maintenance of certain financial ratios and the satisfaction of certain tests which require escalating levels of performance over time. The Company is currently in compliance with all such financial ratios and tests.

        The principal financial covenants defined in the Financing Agreement compared to the Company's actual results for the 13 weeks ended August 3, 1996 are as follows:

                                               Actual           Test

Minimum Net Worth                           $90.1 Million   $72.5 Million

Maximum Capital Expenditures                $10.9 Million   $26.9 Million

Maximum Net Capital Expenditures            $6.9 Million    $20.9 Million

Minimum Interest Charge Coverage Ratio               7.54            4.50

        As of August 3, 1996, there were no borrowings or commitments under the working capital facility other than letter of credit commitments of $2.7 million. In addition, the outstanding balance under Term Loan I was $7.0 million (of which $1.2 million is classified as current) and under Term Loan II was $4.1 million (of which $0.7 million is classified as current). The Company's borrowing requirements for working capital are somewhat seasonal, reflecting increases in inventory in the fourth calendar quarter due to holiday purchases and, historically, the Company's funding of employee benefit program contributions in the first calendar quarter of each year.

        Subsequent to the close of the second quarter 1996, the Financing Agreement was amended to provide for a third term loan, for greater flexibility in regards to the capital expenditure covenants, and for other technical changes. On August 6, 1996, the Company received $5.0 million in proceeds for Term Loan III, which amortizes the principal balance on a straight-line basis over 60 months. The interest rate for Term Loan III is at the Company's option to be either prime rate plus 1.50% or LIBOR plus 2.25%.

        The Company has entered into a number of capital lease obligations for store facilities. The Company's total outstanding capital lease obligation as of August 3, 1996 was $9.6 million (of which $0.4 million is classified as current).

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

        During the 13 weeks ended August 3, 1996, net cash provided by operating activities was $6.5 million, and reflected noncash charges of $2.2 million in depreciation and amortization expenses during this period. Net cash provided by operating activities was favorably impacted by a $3.1 million increase in accounts payable and a $0.2 million reduction in inventories, and was partially offset by a net decrease in the remaining working capital accounts of $0.3 million, which is primarily attributable to income and property tax payments.

        The Company spent an aggregate of $10.0 million, $8.8 million and $12.8 million on capital expenditures, primarily for store remodelings and new store expansion, during 1995, 1994 and 1993, respectively. Of these amounts, the Company has funded approximately $1.2 million, $9.2 million and $5.2 million through equipment and real estate financings in 1995, 1994 and 1993, respectively. The Company plans to continue its store remodeling and development program. During the first quarter of 1996, the Company completed the conversion of one Great Falls store to the Big Fresh format and announced the acquisition of a store in Cheyenne, Wyoming (the Company has two existing stores in this market). The purchase price for the new Cheyenne store was $5.2 million for real property, fixtures and equipment, and a non-compete agreement plus $0.3 million for inventory. The transaction was completed on June 11, 1996, subsequent to the close of the first quarter.

        On September 4, the Company completed its previously announced acquisition of a store and pharmacy business in Laramie, Wyoming. The combined purchase price was $0.8 million for fixtures and equipment and non-compete agreements plus $0.6 million for inventory. The Company also entered into a lease for the real property with the seller of the business.

        In addition, in September 1996, the Company completed the expansion and conversion of its Lewistown, Montana store to the Big Fresh format and the expansion and remodel of its Malta, Montana store. During the remainder of 1996, the Company plans to replace its existing store in Bozeman, Montana with a larger store under the Big Fresh format, and to remodel the recently acquired Cheyenne store. For 1996, capital expenditures by the Company, including the foregoing, are estimated to be approximately $22.4 million. Additionally, the Company may continue to make selective acquisitions of existing food or drug stores that will complement the Company's operations. The projected capital expenditure amount for 1996 does not include any amounts for potential acquisitions other than the completed Cheyenne and Laramie acquisitions.

        The Company has utilized equipment financing from time to time in order to finance the purchases of store equipment and vehicles. In addition to the outstanding term loans, on September 1, 1995, the Company completed a $1.2 million financing of new store equipment for the Company's new store in Butte, Montana. The loan bears interest at LIBOR plus 2.65% and is payable in equal monthly installments over four years. On July 26, 1996, the Company completed a $4.0 million loan transaction with NationsBanc Leasing Corporation to finance the purchase of new equipment for the recently completed Great Falls remodels and for the upgrading of the Company's transportation fleet. Approximately $3.5 million of this loan bears interest at an 8.03% fixed rate while the remaining $0.5 million bears interest at LIBOR plus 2.35%. The new loan is payable in monthly installments over 48 months. As of August 3, 1996, the outstanding obligation under these equipment loans was $4.9 million (of which $1.1 million is classified as current). The Company has also entered into commitments with institutional financing sources to finance an aggregate of $14.0 million of its 1996 capital expenditures, $9.0 million which has been funded.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit Number
            --------------

        10.1 Letter Amendment dated August 5, 1996 to Financing Agreement dated September 7, 1995 by and among the Company, CITBC and CEF.

        27    Financial Data Schedule


        (b) Reports on Form 8-K
            -------------------

        During the quarter ended August 3, 1996, the Company did not file any reports on Form 8-K

                                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  September 16, 1996      BUTTREY FOOD AND DRUG
                                STORES COMPANY
                                (Registrant)



                                /s/ Wayne S. Peterson
                                --------------------------------------------
                                Wayne S. Peterson
                                Senior Vice President, Chief Financial
                                Officer and Secretary
                                (Duly Authorized Officer and Principal
                                 Financial and Accounting Officer)