Form 10-Q
period 1996-11-02
BUTTREY FOOD & DRUG STORES CO
filed 1996-12-17
CIK 882256

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         ____________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended November 2, 1996

                                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from             to

                        Commission File Number 0-19802

                     BUTTREY FOOD AND DRUG STORES COMPANY

            (Exact name of registrant as specified in its charter)

          Delaware                                        81-0466189
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)



                             601 6th Street, S.W.
                          Great Falls, Montana 59404
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (406) 761-3401

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [x]       No [ ]

     The number of shares of the registrant's Common Stock outstanding at December 16, 1996 was 8,639,056 shares


                  THERE ARE NO EXHIBITS FILED WITH THIS FORM
              ===================================================

                     BUTTREY FOOD AND DRUG STORES COMPANY
                                AND SUBSIDIARY

                                   FORM 10-Q

                For the Quarterly Period Ended November 2, 1996


                                 INDEX


                                                                                                 Page

Part I.  Financial Information
     Item 1.   Financial Statements

              a)  Consolidated Balance Sheets
                  as of November 2, 1996 (unaudited) and February 3, 1996                          3


              b)  Consolidated Statements of Operations for the 13 weeks and the 39 weeks ended November 2, 1996 (unaudited) and
                  October 28, 1995 (unaudited)                                                     4

              c)  Consolidated Statement of Stockholders' Equity as of February 3, 1996
                  and for the 39 weeks ended November 2, 1996 (unaudited)                          4

              d)  Consolidated Statements of Cash Flows for the 13 weeks and the 39 weeks ended November 2, 1996 (unaudited)
                  and October 28, 1995 (unaudited)                                                 5

              e)  Notes to Consolidated Financial Statements                                       6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              6

Part II.  Other Information

     Item 1.      Legal Proceedings                                                                12

     Item 6.      Exhibits and Reports on Form 8-K                                                 13

Signatures                                                                                         13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------
(Dollar Amounts in Thousands)
----------------------------------------------------------------------------------------------
                                                ASSETS
                                                                     November 2,   February 3,
                                                                       1,996         1,996
----------------------------------------------------------------------------------------------
                                                                     (unaudited)
Current assets:
        Cash and cash equivalents                                     $  6,223     $   6,140
        Accounts receivable                                              4,319         4,488
        Inventories                                                     47,213        43,304
        Prepaid expenses                                                 1,368         1,230
        Deferred tax asset                                               1,271         1,271
----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                    60,394        56,433

Property and equipment, at cost                                        145,854       130,174
Less accumulated depreciation                                           52,102        45,765
----------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                              93,751        84,409

Intangible assets, net                                                   4,253         3,259
Other assets                                                               587           530
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $158,985      $144,631
==============================================================================================
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt                        $  5,604      $  2,205
        Current obligations under capital leases                           415           379
        Accounts payable                                                21,825        16,345
        Accrued payroll and benefits                                     6,896         7,530
        Accrued expenses and reserves                                    4,147         5,106
        Accrued interest payable                                            67           111
        Notes payable                                                        -            20
        Income taxes                                                       (18)            -

----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               38,936        31,696

Long-term debt                                                          18,438        13,510
Obligations under capital leases                                         9,069         9,385
Deferred taxes payable                                                   1,735         1,735
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       68,178        56,326

Stockholders' equity:
        Preferred stock $.01 par value, authorized 1,000,000 shares          -             -
        Common stock $.01 par value, authorized 15,000,000 shares;
             issued and outstanding 8,639,056 shares as of November 2
             and as of February 3, 1996                                     86            86
        Paid-in capital                                                 79,133        79,133
        Retained earnings                                               11,988         9,486
----------------------------------------------------------------------------------------------
                                                                        91,207        88,705

Less stock subscriptions receivable                                        400           400
----------------------------------------------------------------------------------------------

NET STOCKHOLDERS' EQUITY                                                90,807        88,305
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $158,985      $144,631
==============================================================================================

See accompanying notes to consolidated financial statements

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------
(Dollar Amounts in Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------
                                                               13 Weeks Ended                      39 Weeks Ended
                                                       -----------------------------       -----------------------------
                                                       November 2,     October 28,         November 2,       October 28,
                                                          1996           1995                 1996              1995
------------------------------------------------------------------------------------------------------------------------
                                                              (unaudited)                         (unaudited)
SALES                                                      $92,843         $90,483            $275,059        $269,808
Cost of sales and related occupancy expenses                70,966          68,788             210,095         205,762
------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                21,876          21,695              64,964          64,046

Marketing, general, and administrative expenses             19,913          20,633              58,838          60,757
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                             1,963           1,062               6,125           3,289

Other income / (expense):
        Gain on disposal of property and equipment               -              35                  11             254
        Interest income                                         58              58                 114             279
        Interest expense                                      (783)           (650)             (2,091)         (2,299)
-------------------------------------------------------------------------------------------------------------------------
                                                              (725)           (557)             (1,966)         (1,766)

-------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE        1,239             505               4,159           1,523

Income tax provision                                           489             202               1,657             609
-------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE EXTRAORDINARY CHARGE                           749             303               2,502             914

Extraordinary charge (net of tax)                                -               -                   -             (51)
-------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                               $   749         $   303            $  2,502        $    863
=========================================================================================================================

Earnings per share before extraordinary charge             $  0.09         $  0.04            $   0.29        $   0.11

Extraordinary charge per share                                   -               -                   -           (0.01)
-------------------------------------------------------------------------------------------------------------------------

Net earnings per share                                     $  0.09         $  0.04            $   0.29        $   0.10
=========================================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                       8,623,598       8,607,775           8,625,393       8,606,418
=========================================================================================================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
(Dollar Amounts in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Retained                               Net
                                                Common            Paid-in         earnings             Stock        stockholders'
                                                stock             capital        (deficit)          subscriptions      equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at February 3, 1996                     $86               $79,133       $ 9,486             $  (400)         $88,305
Net additions on stock subscriptions              -                     -             -                   -                -
Net earnings                                      -                     -         2,502                   -            2,502
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 2, 1996 (UNAUDITED)         $86               $79,133       $11,988             $  (400)         $90,807
=================================================================================================================================

See accompanying notes to consolidated financial statements

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------
(Dollar Amounts in Thousands)
----------------------------------------------------------------------------------------------------------------
                                                                       13 Weeks Ended          39 Weeks Ended
                                                                  -----------------------  ---------------------
                                                                  November 2, October 28,   November 2, October 28,
                                                                     1996     1995          1996       1995
----------------------------------------------------------------------------------------------------------------
                                                                      (unaudited)             (unaudited)
OPERATING ACTIVITIES:

Net income                                                        $   749    $   303        $ 2,502    $   863
Adjustments to reconcile income to net cash
provided by operating activities:
   Depreciation                                                     2,272      2,879          6,436      8,579
   Amortization                                                       118         78            200        314
   Gain on disposal of property and equipment                           -        (35)           (11)      (254)
   Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                    (47)        15            170       (113)
        Increase in inventories                                    (4,642)    (5,026)        (3,910)    (5,485)
        Decrease (increase) in prepaid expenses                      (117)       668           (138)       377
        Increase (decrease) in accounts payable                      (473)       578          5,551      2,740
        Increase (decrease) in accrued payroll and benefits          (306)     1,095           (693)         3
        Increase (decrease) in accrued expenses and reserves          279        645           (772)       (84)
        Decrease in accrued interest payable                          (59)      (257)           (44)      (304)
        Decrease in income taxes payable                             (216)      (253)          (233)      (216)
----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   (2,442)       690          9,058      6,420
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Purchase of property and equipment                                 (4,871)    (2,433)       (15,759)    (5,124)
Proceeds from sale of property and equipment                            -          -              -      9,458
Decrease (increase) in other assets                                  (795)       128         (1,243)        19
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   (5,666)    (2,305)       (17,002)     4,353
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

Payments on long-term debt                                         (1,032)   (11,852)        (2,133)   (31,322)
Proceeds from equipment financing                                   6,500     14,024         10,460     14,024
Collection on stock subscriptions receivable                            -         19              -         38
Payments on capital lease obligations                                 (96)       (85)          (280)      (248)
Decrease in notes payable, net                                          -        (19)           (20)       (43)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    5,372      2,087          8,027    (17,551)
----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                   (2,735)       472             83     (6,778)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    8,959      9,515          6,140     16,765
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 6,223    $ 9,987        $ 6,223   $  9,987
================================================================================================================

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

GENERAL

     Buttrey is a food and drug retailer in Montana and in the market areas it serves in Wyoming and western North Dakota. Founded in Montana in 1896, the Company currently operates 42 stores and a mail order pharmacy business, which began operations during the second quarter of 1994. The Company is the successor to the Buttrey Food and Drug division (the "Predecessor Division") of Skaggs Alpha Beta, Inc. ("Skaggs"), an indirect, wholly-owned subsidiary of American Stores Company ("ASC"). The Company acquired certain assets and liabilities of the Predecessor Division in October 1990 in a transaction (the "Acquisition") organized by Freeman Spogli & Co. Incorporated ("FS&Co."), a private investment firm.

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

     Expansion Plans

     During 1996, the Company has completed the conversion of the Great Falls and Lewistown, Montana, stores to the Big Fresh format, the acquisition of one store in Cheyenne, Wyoming, which has also been converted to the Big Fresh format, the acquisition of one store and a pharmacy business in Laramie, Wyoming, and the expansion and remodel of its Malta, Montana store. The Company is also currently constructing a new store in Bozeman, Montana, which will replace its existing store with a larger store under the Big Fresh format. In addition, the Company intends to construct one or two new stores per year over the next two years. These plans are subject to site availability and financing, competition, zoning and other governmental regulations and general economic conditions, and no assurances can be given that such plans will not be revised as a result of such factors. Historically, the Company has experienced temporary disruptions and lost sales during store remodelings, and believes that this will continue in connection with future remodelings. Additionally, the Company may make selective acquisitions of existing food or drug stores that will complement the Company's operations. See "--Liquidity and Capital Resources."

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

RESULTS OF OPERATIONS

     13 Weeks Ended November 2, 1996 Compared to 13 Weeks Ended October 28, 1995

     Sales for the 13 weeks ended November 2, 1996 increased $2.3 million, or 2.6%, from $90.5 million in the third quarter of 1995 to $92.8 million in the third quarter of 1996. Comparable store sales were equal to the 1995 level which reflects a reduction in Montana tourism and a more aggressive competitive environment.

     Gross profit for the 13 weeks ended November 2, 1996 increased $0.2 million from $21.7 million in the third quarter of 1995 to $21.9 million in the third quarter of 1996, primarily reflecting the increase in sales, offset by a decrease in gross profit as a percentage of sales due to increased promotional activity in response to a more aggressive competitive environment. Gross profit as a percentage of sales decreased 0.4% from 24.0% in the third quarter of 1995 to 23.6% in the third quarter of 1996.

     Marketing, general and administrative ("MG&A") expenses for the 13 weeks ended November 2, 1996 decreased $0.7 million from $20.6 million in the third quarter of 1995 to $19.9 million in the third quarter of 1996. The decrease in MG&A is attributable to reductions in depreciation and amortization expenses, employee benefits, store labor and other operating expenses. MG&A expenses as a percentage of sales decreased 1.3% from 22.8% in the third quarter of 1995 to 21.5% in the third quarter of 1996.

     Operating income for the 13 weeks ended November 2, 1996 increased $0.9 million from $1.1 million, or 1.2% of sales, in the third quarter of 1995 to $2.0 million, or 2.1% of sales, in the third quarter of 1996.

     Interest expense, net of interest income, for the 13 weeks ended November 2, 1996 increased $0.1 million from $0.6 million in the third quarter of 1995 to $0.7 million in the third quarter of 1996. The increase in interest expense is attributable to an increase in long-term debt associated with the borrowings under the Company's various equipment financing facilities. See "--Liquidity and Capital Resources."

     Net income for the 13 weeks ended November 2, 1996 increased $0.4 million from $0.3 million, or $0.04 per share, in the third quarter of 1995 to $0.7 million, or $0.09 per share, in the third quarter of 1996.

     39 Weeks Ended November 2, 1996 Compared to 13 Weeks Ended October 28, 1995

     Sales for the 39 weeks ended November 2, 1996 increased $5.3 million, or 1.9%, from $269.8 million in 1995 to $275.1 million in 1996. Comparable store sales increased 0.5% despite the loss of sales during the remodeling of the Company's highest volume store in the first quarter, the opening of one new competitor, a more aggressive competitive environment and a reduction in Montana tourism.

     Gross profit for the 39 weeks ended November 2, 1996 increased $1.0 million from $64.0 million in 1995 to $65.0 million in 1996, primarily reflecting the increase in sales. Gross profit as a percentage of sales decreased 0.1% from 23.7% in 1995 to 23.6% in 1996.

     MG&A expenses for the 39 weeks ended November 2, 1996 decreased $2.0 million from $60.8 million in 1995 to $58.8 million in 1996. The decrease in MG&A is attributable to reductions in depreciation and amortization expenses, employee benefits, store labor and other operating expenses. MG&A expenses as a percentage of sales decreased 1.1% from 22.5% in 1995 to 21.4% in 1996.

     Operating income for the 39 weeks ended November 2, 1996 increased $2.8 million from $3.3 million, or 1.2% of sales, in 1995 to $6.1 million, or 2.2% of sales, in 1996.

     In the first quarter of 1995, the Company recorded a gain on disposal of assets of $0.3 million primarily from the sale of excess land and the Payson distribution center.

     Interest expense, net of interest income, for the 39 weeks ended November 2, 1996 was essentially equal to the $2.0 million in 1995. See "--Liquidity and Capital Resources."

     Net income before extraordinary charge for the 39 weeks ended November 2, 1996 increased $1.6 million from $0.9 million, or $0.11 per share, in 1995 to $2.5 million, or $0.29 per share, in 1996.

     In the first quarter of 1995, the Company recorded an extraordinary charge of $85,000 ($51,000 on an after-tax basis, or $0.01 per share) as a result of the early retirement of debt. See "--Liquidity and Capital Resources."

     Net income for the 39 weeks ended November 2, 1996 increased $1.6 million from $0.9 million, or $0.10 per share, in 1995 to $2.5 million, or $0.29 per share, in 1996.

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

     On September 7, 1995, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") and The CIT Group/Equipment Financing, Inc. ("CEF") providing available credit of up to $42.8 million (the "Financing Agreement"). The new facility includes a $30.0 million working capital facility and includes variable rate term loans totaling $12.8 million, which refinanced existing equipment financing loans resulting in lower interest rates and extended maturities. The borrowing base under which the working capital revolver can be utilized is equal to 65% of Eligible Inventory

(essentially non-perishable inventory). The estimated borrowing base as of November 2, 1996 was $26.6 million. During the third quarter, the Financing Agreement was amended to provide for a third term loan, for greater flexibility in regards to the capital expenditure covenants, and for other technical changes. On August 6, 1996, the Company received $5.0 million in proceeds for Term Loan III, which amortizes the principal balance on a straight-line basis over 60 months. Under the Financing Agreement, interest is determined, at the Company's option, at a defined prime rate or at the London Interbank Offered Rate ("LIBOR") for each applicable loan as follows:

          $30.0 Working Capital Facility       prime rate plus 0.50% or LIBOR
                                               plus 2.00%

          $8.1 Term Loan I                     prime rate plus 1.00% or LIBOR
                                               plus 2.25%

          $4.7 Term Loan II                    prime rate plus 1.50% or LIBOR
                                               plus 2.65%

          $5.0 Term Loan III                   prime rate plus 1.50% or LIBOR
                                               plus 2.25%

     The Financing Agreement matures five years from inception, however, the principal portion of term loans I and II are amortized on a straight-line basis over 84 months. In the event that the Financing Agreement is not extended at the end of five years, all term loans become due and payable. Additionally, the Financing Agreement also provides that the maturity date of all balances shall become accelerated upon a specified change in control or ownership.

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

     The principal financial covenants defined in the Financing Agreement compared to the Company's actual results for the 13 weeks ended November 2, 1996 are as follows:

                                                Actual           Test

Minimum Net Worth                           $90.8 Million   $72.5 Million

Maximum Capital Expenditures                $15.8 Million   $26.9 Million

Maximum Net Capital Expenditures             $6.8 Million   $20.9 Million

Minimum Interest Charge Coverage Ratio           7.32            4.50

     As of November 2, 1996, there was $1.5 million in borrowings outstanding under the working capital revolver and $2.7 million outstanding under the letter of credit subfacility. In addition, the outstanding balance under Term Loan I was $6.7 million (of which $1.2 million is classified as current), under Term Loan II was $3.9 million (of which $0.7 million is classified as current) and under Term Loan III was $4.7 million (of which $1.0 million is classified as current). The Company's borrowing requirements for working capital are somewhat seasonal, reflecting increases in inventory in the fourth calendar quarter due to holiday purchases and, historically, the Company's funding of employee benefit program contributions in the first calendar quarter of each year.

     The Company has utilized equipment financing from time to time in order to finance the purchases of store equipment and vehicles. In addition to the outstanding term loans, on September 1, 1995, the Company completed a $1.2 million financing of new store equipment for the Company's new store in Butte, Montana. The loan bears interest at LIBOR plus 2.65% and is payable in equal monthly installments over four years. On July 26, 1996, the Company completed a $4.0 million loan transaction with NationsBanc Leasing Corporation ("NationsBanc") to finance the purchase of new equipment for the recently completed Great Falls remodels and for the upgrading of the Company's transportation fleet. Approximately $3.5 million of this loan bears interest at an 8.03% fixed rate while the remaining $0.5 million bears interest at LIBOR plus 2.35%. The loan is payable in monthly installments over 48 months. As of November 2, 1996, the outstanding obligation under these equipment loans was $4.6 million (of which $1.2 million is classified as current). Additionally, subsequent to the conclusion of the third quarter, the Company completed an additional loan transaction with NationsBanc in an amount which approximates $1.6 million for the financing of the Lewistown remodel and for upgrading of the Company's transportation fleet. The new loan is payable in monthly installments over 48 months and bears interest at LIBOR plus 2.35%. The Company has also entered into commitments with institutional financing sources to finance an aggregate of $14.0 million of its 1996 capital expenditures, $10.6 million of which has been funded.

     The Company has entered into a number of capital lease obligations for store facilities. The Company's total outstanding capital lease obligation as of November 2, 1996 was $9.5 million (of which $0.4 million is classified as current).

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

     During the 39 weeks ended November 2, 1996, net cash provided by operating activities was $9.1 million, and reflected noncash charges of $6.6 million in depreciation and amortization expenses during this period. Net cash provided by operating activities was favorably impacted by a $5.6 million increase in accounts payable offset by a $4.3 million increase in inventories, and a net decrease in the remaining working capital accounts of $1.7 million.

     The Company spent an aggregate of $10.0 million, $8.8 million and $12.8 million on capital expenditures, primarily for store remodelings and new store expansion, during 1995, 1994 and 1993, respectively. Of these amounts, the Company has funded approximately $1.2 million, $9.2 million and $5.2 million through equipment and real estate financings in 1995, 1994 and 1993, respectively. The Company plans to continue its store remodeling and development program. During 1996, the Company completed the conversion of the Great Falls and Lewistown, Montana, stores to the Big Fresh format, the acquisition of one store in Cheyenne, Wyoming, which has also been converted to the Big Fresh format, the acquisition of one store and a pharmacy business in Laramie, Wyoming, and the expansion and remodel of its Malta, Montana store. The Company is also currently constructing a new store in Bozeman, Montana, which will replace its existing store with a larger store under the Big Fresh format. In addition, the Company intends to construct one or two new stores per year over the next two years.

     On June 11, 1996, the Company completed the acquisition of one store in Cheyenne, Wyoming (the Company has two existing stores in this market). The purchase price for the new Cheyenne store was $5.2 million for real property, fixtures and equipment, and a non-compete agreement plus $0.3 million for inventory.

     On September 4, the Company completed its previously announced acquisition of a store and pharmacy business in Laramie, Wyoming. The combined purchase price was $0.8 million for fixtures and equipment and non-compete agreements plus $0.6 million for inventory. The Company also entered into a lease for the real property with the seller of the business.

     For 1996, capital expenditures by the Company, including the foregoing, are estimated to be approximately $23.8 million. Additionally, the Company also may expand the number of stores it operates through additional selective acquisitions of existing food or drug stores that will complement the Company's operations. Except for the Cheyenne and the Laramie acquisitions, the projected capital expenditure amount for 1996 does not include any additional amounts for potential acquisitions.

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

     During the quarter ended November 2, 1996, the Company did not file any reports on Form 8-K


                                       SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  December 16, 1996              BUTTREY FOOD AND DRUG
                                       STORES COMPANY
                                       (Registrant)


                                       /s/ Wayne S. Peterson
                                       ------------------------
                                       Wayne S. Peterson
                                       Senior Vice President, Chief Financial
                                       Officer and Secretary
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)