Form 10-K
period 1997-02-01
BUTTREY FOOD & DRUG STORES CO
filed 1997-05-02
CIK 882256

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]

For the fiscal year ended February 1, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

For the transition period from               to

                        Commission file number 0-19802

                                 BUTTREY FOOD
                            AND DRUG STORES COMPANY
            (Exact name of registrant as specified in its charter)

         Delaware                                        81-0466189
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                             601 6th Street, S.W.
                          Great Falls, Montana 59404
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (406) 761-3401

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock
                           par value $.01 per share
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X    NO
                                  -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on April 23, 1997, based on the closing price of the Common Stock on the Nasdaq National Market on such date, was $34,937,096.

     The number of shares of the registrant's Common Stock outstanding at April 23, 1997 was 8,640,556 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held May 28, 1997 are incorporated by reference into Part III hereof.
================================================================================

                     BUTTREY FOOD AND DRUG STORES COMPANY
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended February 1, 1997

                                                                          Page
                                                                          ----
                                    PART I
Item 1.   Business........................................................  1
Item 2.   Properties......................................................  6
Item 3.   Legal Proceedings...............................................  6
Item 4.   Submission of Matters to a Vote of
               Security Holders...........................................  7


                                   PART II

Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters............................  7
Item 6.   Selected Financial Information and Other Data...................  8
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations...................................................... 10
Item 8.   Financial Statements and Supplementary Data..................... 15
Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure..................... 15


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.............. 16
Item 11.  Executive Compensation.......................................... 16
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management........................................... 16
Item 13.  Certain Relationships and Related Transactions.................. 16


                                   PART IV

Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K......................... 17

                                    PART I

ITEM 1.   BUSINESS

     As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context indicates otherwise, the terms "Company" and "Buttrey" refer to Buttrey Food and Drug Stores Company, a Delaware corporation, its wholly-owned subsidiary, Buttrey Food and Drug Company, a Delaware corporation, and its predecessor companies. Unless otherwise indicated, as used in this Form 10-K
(i) all references to square feet are to gross square feet, rather than net selling space, (ii) all references to a year shall mean the fiscal year of the Company which commences in such year (for example, the fiscal year commencing February 4, 1996 and ending February 1, 1997 is referred to herein as "fiscal 1996" or "1996"), and (iii) all per share data and information relating to the number of shares of the Company's Common Stock outstanding have been adjusted to give effect to a three-for-two stock split effected as a stock dividend in December 1991.

GENERAL

     Buttrey is a food and drug retailer in Montana and in the market areas it serves in Wyoming and western North Dakota. Founded in Montana in 1896, the Company currently operates 43 stores (including the recently opened replacement store in Bozeman, Montana and the recently acquired store in Cody, Wyoming), as well as a mail order pharmacy business which began operations during the second quarter of 1994. The Company is the successor to the Buttrey Food and Drug division (the "Predecessor Division") of Skaggs Alpha Beta, Inc. ("Skaggs"), an indirect, wholly-owned subsidiary of American Stores Company ("ASC"). The Company acquired certain assets and liabilities of the Predecessor Division in October 1990 in a transaction (the "Acquisition") organized by Freeman Spogli & Co. Incorporated, a private investment firm ("FS&Co.").

     The Company's executive offices are located at 601 6th Street, S.W., Great Falls, Montana 59404, its telephone number is (406) 761-3401, and its mailing address is P.O. Box 5008, Great Falls, Montana 59403.

RISK FACTORS

     The following risk factors should be carefully considered, in addition to other information contained in this Form 10-K.

     Certain Restrictions Imposed by Lenders

     The Company's credit agreement contains significant financial and operating covenants including, among other things, limitations on the amount of the Company's capital expenditures, restrictions on the ability of the Company to incur indebtedness, to pay dividends and to take certain other corporate actions, and requirements that the Company maintain certain financial ratios and satisfy certain financial tests. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     Competition

     The food and drug retailing business is highly competitive. The Company's competitors include, among others, multi-regional supermarket chains, smaller, independent supermarket chains, drug stores, convenience stores, discount hardware stores and large chain discount retailers. Some of these competitors have substantially greater resources than the Company. The Company expects competition from large chain discount retailers to further increase as stores are opened in market areas served by the Company. See "Business--Competition."

     Expansion Plans

     The Company's plans for 1997 include the opening of its fifth Buttrey Big Fresh store in Bozeman, Montana (replacing a smaller, outmoded Buttrey Food & Drug store previously located there) which occurred in February 1997, the acquisition of a store in Cody, Wyoming, which occurred in April 1997, and the remodeling of approximately two stores. In addition, the Company continues to seek sites for new store construction and intends to continue acquisitions of existing stores. These plans are subject to site availability and financing, competition, zoning and other governmental regulations and general economic conditions, and no assurances can be given that such plans will not be revised as a result of such factors. In addition, the Company historically has experienced temporary disruptions and lost sales during store remodelings, and believes that this will continue in connection with future remodelings. See "Business--Store Remodeling and Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

     Control of the Company

     A majority of the members of the Board of Directors of the Company are affiliated with FS&Co., which controls FS Equity Partners II, L.P., the Company's principal stockholder ("FSEP"). FSEP currently holds 50.8% of the outstanding Common Stock of the Company. As a result, FS&Co. controls and will continue to control the Company's management policy and financing decisions.

STORE FORMATS

     Buttrey's 43 stores are comprised of five Buttrey Big Fresh stores in Montana and Wyoming; 29 Buttrey Food & Drug combination stores in Montana (19), North Dakota (2), and Wyoming (8); and nine Buttrey Fresh Foods conventional supermarkets in Montana and Wyoming. The Company's stores are located in market areas ranging from rural towns of 2,500 people to cities of up to 100,000 people.

     During 1995, the Company introduced the Buttrey Big Fresh format, which has been designed to emphasize perishables excellence in expanded produce, meat, deli, bakery, seafood and floral departments, while offering exceptional selections of grocery and non-foods items at competitive prices. This format also features a food court, the "Savings Stack" (an entire aisle of special offers on grocery items), and expanded beer and wine departments. In addition, one of the Company's Big Fresh stores includes the Company's first drive-through pharmacy. The Company's five Big Fresh stores average 54,100 square feet. Although this average is higher than the average for the Company's other stores, square footage it is not necessarily the determining factor in converting a store to this format. The Company plans to undertake the construction of new future Big Fresh stores and conversions based upon a review of a number of factors, including the priority of capital investment, the competitive environment, and the physical size of existing stores.

     The Company's combination stores are designed to serve larger market areas and range in size up to approximately 51,000 square feet, with an average size of approximately 40,400 square feet. In addition to a complete food presentation, including grocery, dairy, frozen food, meat, produce, bakery and deli departments, the Company's combination stores offer over-the-counter drugs, pharmaceutical, health and beauty care, and general merchandise.

     The Company's conventional supermarkets average approximately 14,500 square feet and are niche stores serving smaller markets than those served by the Company's combination stores. Accordingly, these stores have more limited product offerings, particularly in general merchandise, over-the-counter drugs and health and beauty care.

     The Company's new store construction prototypes include Big Fresh and combination stores that range in size from 25,000 to 55,000 square feet. The selection of store size is influenced by a number of factors including, but not limited to, the population size of the area in which the store will be located, other local demographics within the market area that the store will serve, and space availability. Additionally, the Company intends to use smaller existing buildings for new stores should the location of such buildings be deemed the most appropriate for the new store.

STORE REMODELING AND DEVELOPMENT

     The Company is conducting an ongoing store development and remodeling program. The Company's typical store remodel requires approximately three to four months and generally does not result in an expansion of gross square footage. A major remodel takes the form of either a conversion to the Big Fresh format, as described above, or a more traditional remodel which may involve painting, repairs, new lighting and fixtures, modernization of decor and other general improvements to the store's appearance and operation. In addition, the remodel of a store may involve the expansion of the store's perishables, frozen food and dairy, and beer and wine departments, and may result in improved pharmacy, cosmetics, books and magazines, video rental and greeting cards sales areas. During 1996, the Company completed the conversion of one Great Falls, Montana store to the Big Fresh format, expanded and converted its Lewistown, Montana store to the Big Fresh format, and expanded and remodeled its conventional store in Malta, Montana. Capital expenditures in 1996 related to these three stores totaled approximately $6.4 million. In 1997, the Company estimates that it will spend approximately $7.2 million for the remodels of two stores and for the ongoing maintenance of its existing store base and support functions.

     Management also has adopted a strategy for the construction of new stores and has created separate real estate and construction departments dedicated to store site selection, acquisition and construction supervision. During 1996, the Company acquired one store in Cheyenne, Wyoming (the Company had two existing stores in this market) and one store and a pharmacy business in Laramie, Wyoming (the Company had one existing store in this market). The purchase price for the new Cheyenne store was $5.2 million for real property, fixtures and equipment and a non-compete agreement, plus $0.3 million for inventory. The Laramie acquisition involved the purchase of two businesses: a conventional grocery store, and a pharmacy business. The combined purchase price was $0.8 million for fixtures and equipment and non-compete agreements, plus $0.6 million for inventory; the Company also entered into a lease with the seller of the business for the real property on which the grocery store was located. Also during 1996, the Company replaced its existing Bozeman, Montana store with a larger store under the Big Fresh format. This store opened in February 1997, subsequent to the end of fiscal 1996. The Company spent approximately $5.8 million for leasehold improvements and fixtures and equipment related to this new store. In April 1997, the Company completed the acquisition of a conventional store in Cody, Wyoming, the Company's first store in this market. The purchase price was $2.4 million for fixtures and equipment and a non-compete agreement, plus $0.3 million for inventory; the Company also entered into a lease with the seller of the business for the real property on which the store was located.

     The average cost of fixturing and equipping a new store is approximately $2.0 million to $2.4 million, depending on prototype size (excluding the cost of any land purchased, building and construction costs as well as the costs of any site improvements). In general, the development of new stores is subject to site availability and financing, competition, zoning and other governmental regulations, and general economic conditions. The Company also may expand the number of stores that it operates through the selective acquisition of existing food or drug stores that will complement the Company's operations.

MERCHANDISING AND MARKETING

     Buttrey stores offer a complete food presentation, including grocery, dairy, frozen food, meat and produce departments, as well as over-the-counter drugs, health and beauty care and general merchandise. The Company maintains high quality control standards for all perishable merchandise categories. All Buttrey Big Fresh stores and all of the Company's 29 combination stores have fully staffed pharmacies, and many stores contain specialty departments including bakery, delicatessen, fresh seafood, pizza, floral, video rental and wine. The Company focuses much of its attention on product variety throughout the food departments and believes that this variety is an integral part of its total marketing plan. In addition, the Big Fresh stores and most of the combination stores offer extensive non-food product lines including film and camera, a full-line of cosmetics, greeting cards and gift wrap supplies, vitamins, seasonal merchandise, and over-the-counter drugs.

     Customer services are also an important part of the Company's marketing strategy. These services, which are available in most stores, include one-hour or one-day photo processing, utility bill payment centers, postage stamp, money order and Western Union services, Federal Express and United Parcel Service pick-up, local event ticket sales, free notary public services, the sale of various licenses, including hunting and fishing licenses, and in-store banking. These expanded services are consistent with the one stop shopping concept, particularly in smaller and more rural markets.

     In May 1991, Buttrey implemented a new private label program within most grocery categories to provide its customers with a choice relative to other private label and national brands. These brands are positioned to create store loyalty and to establish an ongoing franchise with Buttrey's customer base. The "Shurfine(TM)," "Shurfresh(TM)" and "Buttrey(R)" brand names are used for the Company's private label items. In August 1992, the Company implemented a private label program in the drug and general merchandise categories which also utilized the "Shurfine(TM)" and "Buttrey(R)" brand names.

     In addition to offering a broad product selection, the Company's merchandising strategy emphasizes competitive pricing and service while maintaining a reputation for high quality food, over-the-counter drug and general merchandise products. In-store promotional activities include off-shelf display programs, point-of-sales signing, freshness code dating, unit pricing, food informational pamphlets, product samplings and demonstrations and refund offers. The Company publishes newspaper advertisements, separate multi-page, full color weekly advertising circulars for grocery and over-the-counter drug products, and selected radio and television advertisements which promote special prices on popular, high visibility products. Nationally advertised, brand-name products are frequently included in the Company's advertising in order to enhance its reputation for high quality products. The Company's suppliers have the opportunity to participate in its cooperative advertising program, which enables suppliers to promote their products on a chain-wide basis using all of Buttrey's advertising media. From time to time, the Company also distributes coupon books to its customers through a direct mail program.

PURCHASING, DISTRIBUTION AND INVENTORY CONTROL

     Management believes that Buttrey is one of the largest volume purchasers of food and food products in its market areas. The Company's purchasing and distribution operations are centrally managed at Buttrey's Great Falls, Montana headquarters utilizing computerized inventory and warehouse management control systems. From time to time, the Company engages in forward buy programs to take advantage of special prices or to delay the impact of upcoming price increases by purchasing and warehousing larger quantities of merchandise than immediately required.

     The Company operates a full-line food distribution facility adjacent to its Great Falls, Montana headquarters and a produce and floral distribution facility in Salt Lake City, Utah. As a result of these warehouse facilities, the Company is able to purchase many of its product requirements directly from the manufacturer, enabling it to take advantage of volume purchase discounts and to reduce freight costs. Until May 1996, the Company also operated a forward buy warehouse in Butte, Montana.

     The Great Falls facility is a 337,033 square foot office and full-line grocery distribution facility which stocks dry grocery, dairy, meat, frozen food, bakery, fresh deli and seafood products as well as store supplies, and features a narrow-aisle, high-rise racking system with wire guided order selection equipment.

     The Salt Lake City facility is a 52,000 square foot produce and floral distribution center which opened in October 1991. The geographic location of the facility allows the Company to purchase from produce markets in the southwestern United States, California and Mexico, as well as from local produce markets.

     Until May 1996, the Company leased a 231,000 square foot food warehouse facility in Butte, Montana. The facility was utilized to store forward buy product and to provide the Company with extra frozen food capacity. The Company had concluded that alternatives exist for excess storage requirements and as such, determined not to renew the lease for the Butte facility when its initial term expired at the end of May 1996. There were no material costs associated with the termination of this lease or the relocation of any remaining product in this facility.

     Until April 1995, the Company also operated a 263,600 square foot over-the-counter, pharmaceutical, health and beauty aid and general merchandise distribution facility in Payson, Utah (the "Payson Distribution Center"). On April 17, 1995, the Company completed the sale of this facility, including all inventory located there, to Associated Food Stores, Inc. of Salt Lake City, Utah ("Associated"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In conjunction with the sale of the Payson Distribution Center, the Company also entered into a supply agreement with Associated whereby the Company continues to purchase from Associated certain products previously distributed from the Payson Distribution Center. In addition, in March 1996, the Company negotiated a new supply agreement with

McKesson Drug Company for the purchase of pharmaceutical products. Associated continues to supply over-the-counter product, health and beauty care items and general merchandise.

     Buttrey ships from the Great Falls distribution center using predominantly its own fleet of trucks and drivers, supplemented as necessary by contract carriers. The Company's fleet includes 28 tractors and 59 trailers, of which 53 are refrigerated. The Company has a full service maintenance shop for its trucks and tractors at the Great Falls distribution center. Contract carriers are used for shipping from the Salt Lake City distribution center.

     Buttrey's data center is located at the Company's corporate offices in Great Falls, Montana and includes an IBM ES-9000-150 mainframe computer. The Company also utilizes two IBM AS-400 computers to provide systems support and communication at the Salt Lake City produce and floral distribution center and in the Company's human resources department for payroll and employee benefits processing. All of Buttrey's stores have NCR point-of-sale hardware and software, and the Company utilizes an NCR Teradata Database computer to collect and analyze store level scanning information.

COMPETITION

     The food and drug retailing business is highly competitive. The Company's competitors include multi-regional supermarket chains, smaller, independent supermarket chains, drug stores, convenience stores, discount hardware stores and large chain discount retailers. Some of these competitors have substantially greater resources than the Company. The Company expects competition from large chain discount retailers to further increase as more stores are opened in market areas served by the Company.

     Principal competitive factors include convenience of store locations, price, customer service, product selection and quality and store condition and cleanliness. With respect to price, the Company does not seek to offer the lowest price on all products (as is the practice of some large chain discount retailers), but instead seeks to generally provide a combination of price, quality and service that gives the customer a high perceived value and to offer the lowest prices only on a limited number of high visibility products.

EMPLOYEES

     As of February 1, 1997, Buttrey employed 2,700 persons, approximately 1,492 of whom are full-time and 1,208 of whom are part-time. Approximately 2,478 were employed in the Company's stores, 115 were employed in transportation and the distribution centers, and 107 were employed in the district offices and in the Company's corporate headquarters in Great Falls, Montana.

     Approximately 43% of the Company's employees are represented by unions. These employees work under a large number of separate collective bargaining agreements with various locals of the United Food and Commercial Workers Union, the Bakery, Confectionery and Tobacco Workers Union, and the International Brotherhood of Teamsters. These collective bargaining agreements have varying renewal dates and typically have three to five year terms.

     Pursuant to its collective bargaining agreements, Buttrey contributes to various union-sponsored multi-employer pension plans. The Company also provides a full range of benefits for its employees who are not covered by collective bargaining agreements, including 401(k) plan contributions.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

     The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies which regulate the distribution and sale of alcoholic beverages, pharmaceutical products, milk and other agricultural products, as well as various other food and drug items.
Trade practices, building standards, labor, health, safety and environmental matters are also regulated. Management believes that the Company is in material compliance with all applicable regulations.

     Prior to the Acquisition, soil and groundwater contamination was discovered at a shopping center owned by Skaggs located in Bozeman, Montana (the "Shopping Center Property"). In connection with the Acquisition, the Company leased a site at the Shopping Center Property, and Skaggs and ASC entered into an environmental indemnity agreement for the benefit of Buttrey against any liability relating to the existence and clean-up of hazardous materials at the Shopping Center Property. In October 1991, the Department of Health and Environmental Sciences of the State of Montana issued an interim order to Skaggs, the owner of the site, and Jewel Companies, Inc., the site's previous owners, requiring certain investigative and clean-up actions at the Shopping Center Property, including removal of a septic tank and implementation of a groundwater monitoring program. The Company has not been named as a responsible party in this matter and has not been required to participate in the clean-up. Management believes that Buttrey has not contributed to the contamination at the Shopping Center Property and that the environmental indemnity agreement, among other arrangements, will minimize the Company's liability, if any, with respect to the Shopping Center Property.

TRADEMARKS

     The Company owns rights in a number of trademarks, including the marks "Buttrey(R)," "Big Fresh(R)," "Buttrey Big Fresh(R)" and "Buttrey Fresh Foods(TM)." The Company considers the "Buttrey(R)," "Big Fresh(R)" and "Buttrey Big Fresh(R)" marks to be important to its business and has registered these marks with the United States Patent and Trademark Office. The marks "Shurfine(TM)" and "Shurfresh(TM)" are trademarks held by the supplier of the Company's private label food products.


ITEM 2.   PROPERTIES

     The Company owns 20 of its stores, representing a total of 781,434 square feet, and leases 23 stores, representing a total of 789,607 square feet. Store leases have various expiration dates through 2017, and the average remaining term of the Company's leases (including all renewal options) is approximately 22 years. Renewal options range up to 35 years.

     Buttrey owns the 337,033 square foot food distribution center and office facility located on approximately 14.3 acres in Great Falls, Montana. The Company leases its 52,000 square foot produce and floral distribution facility in Salt Lake City, Utah. The lease on this facility expires in 1998, subject to a five year renewal option.

     As previously discussed, the Company believes that alternatives exist for its excess storage requirements and, as such, determined not to renew the lease for the Butte food warehouse when its initial term expired in May 1996. Management believes that its remaining facilities, along with available public warehousing, will satisfy the Company's warehouse needs for the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS

     The Internal Revenue Service ("IRS") has completed its examination of the Company's income tax returns for the periods ended February 1, 1992 and February 2, 1991, the period of the Company's initial acquisition of assets. On December 1, 1995, the Company received notice from the IRS of proposed adjustments for the Company's fiscal periods 1991 to 1994 which would eliminate the Company's net operating loss and alternative minimum tax credit carryover and would result in additional federal taxes of $5.6 million plus interest from the date when such additional taxes are asserted to have been due to the date of payment. These adjustments generally relate to the Company's allocation of purchase price among the assets initially acquired by the Company and the treatment of certain of these assets for tax depreciation and amortization purposes.

     The Company, after consultation with tax counsel, continues to believe in the propriety of its positions set forth in its tax returns, and it will vigorously contest the adjustments being proposed by the IRS. If the IRS were to ultimately prevail, in whole or in part, with respect to its proposed adjustments, the Company would account for such change in its tax liability by adjusting deferred tax assets and liabilities to reflect the revised tax basis of its assets, by adjusting the current tax liability to reflect the prior year taxes due, and by applying the effect of those adjustments to increase goodwill. Any interest related to prior year taxes due would be expensed when accruable.


ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotations System ("Nasdaq") National Market System under the symbol BTRY. The quarterly high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market during 1995, 1996 and the first quarter of 1997 are as follows:

     1995                                              High           Low
                                                      ------         -----
          First quarter.............................   $ 9.50         $7.25

          Second quarter............................   $ 8.00         $6.75

          Third quarter.............................   $ 8.25         $6.75

          Fourth quarter............................   $ 7.56         $6.57
 1996
          First quarter.............................   $ 7.75         $6.88

          Second quarter............................   $ 8.25         $7.38

          Third quarter.............................   $ 8.25         $7.25

          Fourth quarter............................   $ 8.63         $8.00
 1997
          First quarter (through April 23, 1997)....   $9.875         $8.25

     As of April 23, 1997, the number of stockholders of record of the Company's Common Stock was 114.

     The Company has not declared or paid cash dividends to its stockholders. The Company anticipates that all of its earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. Declaration of dividends on the Common Stock will depend, among other things, upon levels of indebtedness, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions. The agreements governing the Company's indebtedness contain provisions which prohibit the Company from paying dividends on its Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 6.        SELECTED FINANCIAL INFORMATION AND OTHER DATA.

     The selected financial information and other data of the Company presented on the next page are qualified by and should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this Form 10-K. The selected financial information presented on the next page as of and for the 52 weeks ended January 28, 1995, as of and for the 53 weeks ended February 3, 1996, and as of the 52 weeks ended February 1, 1997 have been derived from financial statements of the Company audited by KPMG Peat Marwick LLP and included elsewhere in this Form 10-K. The selected financial information presented on the next page as of and for the 52 weeks ended January 30, 1993 and as of and for the 52 weeks ended January 29, 1994 have been derived from financial statements of the Company audited by KPMG Peat Marwick LLP not included in this Form 10-K.

                 SELECTED FINANCIAL INFORMATION AND OTHER DATA
           (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OPERATING DATA)

                                                                                                BUTTREY
                                                                                          FISCAL YEAR ENDED(1)
                                                      -----------------------------------------------------------------------
                                                      FEBRUARY 1,    FEBRUARY 3,    JANUARY 28,    JANUARY 29,    JANUARY 30,
                                                          1997           1996          1995           1994           1993
                                                       (52 WEEKS)     (53 WEEKS)     (52 WEEKS)    (52 WEEKS)      (52 WEEKS)
                                                      -----------    -----------    -----------    -----------    -----------
OPERATING RESULTS:
Sales................................................. $  371,302     $  368,135     $  382,123     $  428,746     $  461,382
Cost of sales and related occupancy expenses..........    284,134        280,242        290,670        323,842        347,720
                                                       ----------     ----------     ----------     ----------     ----------
Gross profit..........................................     87,168         87,893         91,453        104,904        113,662
Marketing, general and administrative expenses........     79,609         81,830         86,248        101,273         98,877
                                                       ----------     ----------     ----------     ----------     ----------
Operating income......................................      7,559          6,063          5,205          3,631         14,785
Other income (expense):
Gain on disposal of assets............................        (50)           251          3,984          1,088             --
Interest income.......................................        132            320            419            170            243
Interest expense(2)...................................     (2,909)        (2,865)        (3,917)        (4,286)        (4,476)
                                                       ----------     ----------     ----------     ----------     ----------
                                                           (2,827)        (2,294)           486         (3,028)        (4,233)
Income before income taxes and........................      4,732          3,769          5,691            603         10,552
 extraordinary charge...............
Income taxes..........................................      1,139          1,419          2,161            700          2,973
                                                       ----------     ----------     ----------     ----------     ----------
Net income (loss) before..............................      3,593          2,350          3,530            (97)         7,579
 extraordinary charge...............
Extraordinary charge (net of tax......................          0            (51)          (127)          (137)        (3,683)
 benefit)(3)........................
                                                       ----------     ----------     ----------     ----------     ----------
Net income (loss)..................................... $    3,593     $    2,299     $    3,403     $     (234)    $    3,896
                                                       ==========     ==========     ==========     ==========     ==========
OTHER DATA:
     Depreciation and amortization(4)................. $    9,018     $   10,789     $   11,826     $   14,536     $   13,668

PER SHARE DATA:
Net income (loss) per share before
  extraordinary charge................................ $     0.42     $     0.28     $     0.41     $    (0.01)    $     0.92
Extraordinary charge per share
  (net of tax benefit)(3).............................       0.00          (0.01)         (0.01)         (0.02)         (0.45)
                                                       ----------     ----------     ----------     ----------     ----------
Net income (loss) per share........................... $     0.42     $     0.27     $     0.40     $    (0.03)    $     0.47
                                                       ==========     ==========     ==========     ==========     ==========
Weighted average common and common
  equivalent shares outstanding.......................  8,638,754      8,602,915      8,529,810      8,271,508      8,220,291

OPERATING DATA:
Number of stores (at beginning of period).............         40             39             44             44             43
Number of stores opened/closed during
  period..............................................        2/0            1/0            1/6            2/2            2/1
     Number of stores (at end of period)..............         42             40             39             44             44
     "Comparable store" sales increase (decrease)(5)..        0.6%          (1.0)%         (4.0)%         (9.3)%         (7.6)%

                                                                                    BUTTREY
                                                 ----------------------------------------------------------------------------------
BALANCE SHEET DATA:                              AT FEBRUARY 1,    AT FEBRUARY 3,   AT JANUARY 28,   AT JANUARY 29,  AT JANUARY 30,
                                                       1997             1996             1995             1994           1993
                                                 ---------------   --------------   --------------   --------------  --------------

Working capital.................................  $ 17,110          $ 24,737         $ 34,144          $ 28,257         $ 32,567
Total assets....................................   157,998           144,631          165,380           181,400          192,724
Long-term debt, excluding current installments
and obligations retired(6)......................    18,569            13,510           16,271            35,081           45,635
Obligations retired(7)..........................        --                --           10,889                --               --
Total outstanding indebtedness(8)...............    34,082            25,499           43,903            52,939           57,909
Stockholders' equity............................    91,898            88,305           85,967            81,427           79,527
---------------

(1) Unless otherwise indicated, references herein to a year or years are to the Company's 52 week year, which ends on the Saturday closest to January 31 in the following calendar year.
(2) Amount includes amortization of deferred debt issuance costs of $50, $35, $91, $127 and $235 for 1996, 1995, 1994, 1993 and 1992, respectively.
(3) Extraordinary charges of $85 ($51, or $0.01 per share, on an after-tax basis) for 1995, $212 ($127, or $0.01 per share, on an after-tax basis) for 1994 and $228 ($137, or $0.02 per share, on an after-tax basis) for 1993 were recorded as a result of the early retirement of debt. Additionally, extraordinary charges of $5,585 ($3,683, or $0.45 per share, on an after-tax basis) were recorded during 1992 as a result of the early retirement of debt from the proceeds of the Company's initial public offering and the refinancing of the Company's bank credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations" and Notes 4 and 6 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
(4) Represents aggregate depreciation and amortization included in cost of sales and related occupancy expenses and in marketing, general and administrative expenses. Amount includes aggregate amortization expense associated with Acquisition related items, including amortization expense included in cost of sales and related occupancy expenses and in marketing, general and administrative expenses of $91, $195, $232, $2,982 and $3,897 for 1996, 1995, 1994, 1993 and 1992, respectively. Does not include amounts for amortization of deferred debt issuance costs included in interest expense, as described in footnote (2) above. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
(5) The calculation of comparable store sales in 1996 and 1995 excludes sales associated with the 53rd week in 1995. In 1995, the Company modified its definition of "comparable store" sales increase (decrease), in order to be more consistent with industry practice, to the following: a store becomes a comparable store in the monthly accounting period following the first year anniversary of its opening. Expansions and remodels of existing stores are considered comparable stores, whereas replacement stores are not considered to be comparable stores. The figures for "comparable store" sales increase (decrease) on the prior page have been calculated using this modified definition. Prior to 1995, the Company's calculation of "comparable store" sales increase (decrease) had excluded the sales of a store for any period if the store was not opened during the entire preceding fiscal year. In addition, if a store's selling square footage had not been increased as a result of a remodel, the store continued to be treated as a "comparable store." Using the prior definition, the Company's comparable store sales increase was identical at 0.6% in 1996, and the Company's comparable store sales declines were 1.2%, 3.9%, 9.6% and 7.7% in 1995 (in both 1996 and 1995, excluding sales associated with the 53rd week), 1994, 1993 and 1992, respectively.
(6) See Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for a description of items included in long-term debt.
(7) Amount represents debt which was outstanding at the end of the applicable fiscal year and was repaid by the Company early in the following fiscal year prior to filing the Form 10-K for the prior fiscal year. In the first quarter of 1995, the Company repaid $10,889 under the Amended and Restated Credit Agreement with the proceeds from the sale of the Payson Distribution Center and other asset sales, and excess cash on hand. All amounts described above have been excluded from long-term debt and are classified as obligations retired. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
(8) Includes current and non-current portion of short-term debt, long-term bank debt, Senior Subordinated Notes, capital lease obligations, notes payable and obligations retired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and related notes and "Selected Financial Information and Other Data" included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

     The following table sets forth certain operating items expressed as a percentage of sales for the periods indicated:

                                                           FEBRUARY 1,    FEBRUARY 3,    JANUARY 28,
                                                              1997           1996          1995
                                                            (52 WEEKS)    (53 WEEKS)     (52 WEEKS)
                                                           ------------   -----------    -------------
Sales.................................................       100.0%           100.0%          100.0%
Cost of sales and related occupancy expenses..........        76.5             76.1            76.1
                                                             -----            -----           -----
Gross profit..........................................        23.5             23.9            23.9
Marketing, general and administrative expenses........        21.4             22.3            22.5
                                                             -----            -----           -----
Operating income......................................         2.1              1.6             1.4
Other income (expense):
   Gain on disposal of assets.........................         0.0              0.1             1.0
   Interest income....................................         0.0              0.1             0.1
   Interest expense...................................        (0.8)            (0.8)           (1.0)
                                                             -----            -----           -----
                                                              (0.8)            (0.6)            0.1
                                                             -----            -----           -----
Income before income taxes and extraordinary charge...         1.3              1.0             1.5
Income taxes..........................................         0.3              0.4             0.6
                                                             -----            -----           -----
Net income (loss) before extraordinary charge.........         1.0              0.6             0.9
Extraordinary charge (net of tax benefit).............         0.0              0.0             0.0
                                                             -----            -----           -----
Net income (loss).....................................         1.0%             0.6%            0.9%
                                                             ======           =====           =====

     52 Weeks Ended February 1, 1997 ("1996") Compared to 53 Weeks Ended February 3, 1996 ("1995")

     Sales increased $3.2 million, or 0.9%, from $368.1 million for 1995 to $371.3 million for 1996. Fiscal 1995 was a 53 week year for the Company. Excluding the sales for the 53rd week in 1995, sales increased $9.5 million, or 2.6%, from $361.8 million for 1995 to $371.3 million for 1996. The increase in sales reflects the additional sales from the Company's acquired stores in Cheyenne and Laramie, Wyoming and an increase in comparable store sales of 0.6%. The Company achieved an increase in comparable store sales despite a more aggressive competitive environment, the loss of sales during the remodeling of three stores, a reduction in Montana tourism, a shortened holiday selling period, the severity of this year's winter weather and limited inflation. The Company is conducting an ongoing store development and remodeling program, and believes that it will continue to experience temporary disruptions and lost sales during store remodelings in the future.

     On a quarterly basis during the fiscal year, the Company reported the following 1996 increases in comparable store sales versus 1995 (using its modified definition and excluding sales associated with the 53rd week in 1995):

 1st Qtr.          2nd Qtr.       3rd Qtr.       4th Qtr.
---------          --------       --------       --------
   0.3%               1.1%           0.0%            1.1%

     Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive. In response to this highly competitive environment, the Company has introduced the Buttrey Big Fresh format, which has been designed to emphasize perishables excellence in expanded produce, meat, deli, bakery, seafood and floral departments, while offering exceptional selections of grocery and non-foods items at competitive prices. This format also features a food court, the "Savings Stack" (an entire aisle of special offers on grocery items), and expanded beer and wine departments). Depending upon the physical size and location of the store, it may also include a drive-through pharmacy. The Company continues to utilize electronic and print media combined with an extensive in-store merchandising program. The intent of this strategy is to focus the customer on the Company's competitive prices, expanded variety and customer service. The in-store merchandising strategy is based on an integrated store signing program designed to direct the customer to advertised items, unadvertised specials, 30-day specials and club pack items merchandised throughout the store in order to enhance sales to the Company's existing store base. The Company's merchandising strategy also calls for passing lower prices along to the customer from reductions in the Company's cost of goods as well as from operating efficiencies. Finally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.

     Gross profit decreased $0.7 million from $87.9 million, or 23.9% of sales, in 1995 to $87.2 million, or 23.5% of sales, in 1996. The decrease in gross profit is attributable to the Company's aggressive pricing strategies in response to the increase in competitive activity, as well as an increase in the Company's LIFO provision. The LIFO provision increased $0.1 million, from $0.3 million in 1995 to $0.4 million in 1996.

     Marketing, general and administrative expenses ("MG&A") expenses decreased $2.2 million from $81.8 million, or 22.3% of sales, in 1995 to $79.6 million, or 21.4% of sales, in 1996. The decrease in MG&A expenses is primarily attributable to reductions in depreciation and amortization expenses due to certain assets acquired from ASC becoming fully depreciated at the end of the third quarter 1995, as well as to reductions in employee benefit costs and store labor expenses. The Company continues to review alternatives to reduce MG&A and cost of goods expenses in order to provide opportunities to pass additional savings along to its customers in the form of price reductions in certain categories.

     Operating income increased $1.5 million from $6.1 million, or 1.6% of sales, in 1995 to $7.6 million, or 2.1% of sales, in 1996. The increase in operating income reflects the impact of the reduction in MG&A expenses offset by the decline in gross profit.

     Interest expense (net of interest income) increased $0.3 million from $2.5 million, or 0.7% of sales, in 1995 to $2.8 million, or 0.8% of sales, in 1996. The increase reflects additional long-term debt outstanding. See "--Liquidity and Capital Resources".

     Income taxes decreased $0.3 million from $1.4 million, or 0.4% of sales, in 1995 to $1.1 million, or 0.3% of sales, in 1996. The decrease is attributable to a reduction in the deferred tax valuation allowance of approximately $0.6 million, or $0.07 per share.

     Net income before extraordinary charge increased $1.2 million from $2.4 million, or $0.28 per share, in 1995 to $3.6 million, or $0.42 per share, in 1996. Before giving effect to the change in deferred tax valuation allowance described in the preceding paragraph, net income before extraordinary charge increased $0.6 million from $2.4 million, or $0.28 per share, in 1995 to $3.0 million, or $0.35 per share, in 1996.

     Extraordinary charges of $0.1 million ($0.1 million, or $0.01 per share, on an after-tax basis) in 1995 were recorded as a result of the early retirement of debt. After giving effect to these extraordinary charges, net income increased $1.3 million from $2.3 million, or $0.27 per share, in 1995 to $3.6 million, or $0.42 per share ($0.35 per share before giving effect to the change in deferred tax valuation allowance), in 1996. See "--Liquidity and Capital Resources" and Notes 4 and 6 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

     53 Weeks Ended February 3, 1996 ("1995") Compared to 52 Weeks Ended January 28, 1995 ("1994")

     Sales decreased $14.0 million, or 3.7%, from $382.1 million for 1994 to $368.1 million for 1995. Fiscal year 1995 was a 53 week year for the Company. Excluding the sales for the 53rd week, sales decreased $20.3 million, or 5.3%, from $382.1 million for 1994 to $361.8 million for 1995. The decrease in the 52 week sales comparison is directly attributable to the divestiture of the six stores in Washington during 1994. Excluding the sales from the Washington stores in 1994, sales increased, for the 52 week comparison, $10.4 million, or 3.0%, from $351.4 million for 1994 to $361.8 million for 1995. The increase in sales reflects the additional sales from the Company's new stores in Missoula and Butte, Montana, partially offset by a 1.0% decline in comparable store sales. The decline in comparable store sales is attributable to the deflection of sales to the new Missoula store (the

Company's third store in this market) and to the new Butte store (the Company's second store in this market), the temporary loss of sales during the remodeling of the Company's two highest volume stores in Great Falls, Montana, the Company's strategy to reduce prices, and limited inflation.

     On a quarterly basis during the fiscal year, the Company reported the following 1995 store sales declines versus 1994 (using its modified definition and excluding sales associated with the 53rd week in 1995):

 1st Qtr.          2nd Qtr.       3rd Qtr.       4th Qtr.
 --------          --------       --------       --------
   0.5%              2.5%           0.4%           0.5%

     Gross profit decreased $3.6 million from $91.5 million, or 23.9% of sales, in 1994 to $87.9 million, or 23.9% of sales, in 1995. The decrease in gross profit is attributable to the decrease in sales. As a percentage of sales, gross profit was equal in both years as the impact of the Company's aggressive merchandising strategy's was offset by a decrease in the Company's LIFO provision. The LIFO provision decreased $0.2 million, from $0.5 million in 1994 to $0.3 million in 1995.

     MG&A expenses decreased $4.4 million from $86.2 million, or 22.5% of sales, in 1994 to $81.8 million, or 22.3% of sales, in 1995. The decrease in MG&A expenses are attributable to the divesting of the Washington stores, increased labor productivity, and reductions in depreciation expense due to certain assets acquired from ASC becoming fully depreciated at the end of the third quarter 1995.

     Operating income increased $0.9 million from $5.2 million, or 1.4% of sales, in 1994 to $6.1 million, or 1.6% of sales, in 1995. The increase in operating income reflects the impact of the reduction in MG&A expenses offset by the decline in gross profit.

     The Company recorded a net gain of $0.3 million before tax on the disposal of assets during 1995, primarily from the sale of excess land and the Payson Distribution Center. In 1994, the Company recorded a net gain of $4.0 million before tax on the disposal of assets, of which $4.2 million is attributable to the sale of the Company's six stores in Washington.

     Interest expense (net of interest income) decreased $1.0 million from $3.5 million, or 0.9% of sales, in 1994 to $2.5 million, or 0.7% of sales, in 1995. The decrease reflects reductions in both long-term debt and in interest rates. See "--Liquidity and Capital Resources".

     Income taxes decreased $0.8 million from $2.2 million, or 0.6% of sales, in 1994 to $1.4 million, or 0.4% of sales, in 1995.

     Net income before extraordinary charge decreased $1.0 million from $3.5 million, or $0.41 per share, in 1994 to $2.4 million, or $0.28 per share, in 1995. Excluding the net gain of $4.2 million attributable to the sale of the Company's Washington stores, net income before extraordinary charge would have been $0.9 million, or $0.11 per share, in 1994.

     Extraordinary charges of $0.1 million ($0.1 million, or $0.01 per share, on an after-tax basis) in 1995 and extraordinary charges of $0.2 million ($0.1 million, or $0.01 per share, on an after-tax basis) in 1994 were recorded as a result of the early retirement of debt. After giving effect to these extraordinary charges, net income decreased $1.1 million from $3.4 million, or $0.40 per share, in 1994 to $2.3 million, or $0.27 per share, in 1995. See "-- Liquidity and Capital Resources" and Notes 4 and 6 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise primarily from debt service on its indebtedness and the funding of the Company's capital expenditure and working capital requirements. The Company has financed its liquidity needs primarily using cash flow from operations, lease and debt financing of capital expenditures, cash provided by certain asset sales, temporary borrowings under the Company's working capital facility, and the public sale of equity securities in an initial public offering of Common Stock in February 1992. See Notes 5 and 6 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

     On September 7, 1995, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") and The CIT Group/Equipment Financing, Inc. ("CEF") which provides available credit of up to $42.8 million (the "Financing Agreement"). The new facility includes a $30.0 million revolving credit facility (with a $10.0 million sublimit for letters of credit) and includes variable rate term loans totaling $12.8 million, which the Company used to refinance existing equipment financing loans, resulting in lower interest rates and extended maturities. The borrowing base under which the revolving credit facility can be utilized is equal to 65% of Eligible Inventory (essentially non-perishable inventory). The approximate borrowing base as of February 1, 1997 was $23.8 million. During the third quarter of 1996, the Financing Agreement was amended to provide for a third term loan in the amount of up to $5.0 million ("Term Loan III") which the Company used to finance a substantial portion of the purchase price related to its June 1996 acquisition of the Cheyenne, Wyoming store, to increase the flexibility of the covenants relating to capital expenditures contained therein, and to make other technical changes. Under the Financing Agreement, interest is determined, at the Company's option, at a defined prime rate or at the London Interbank Offered Rate ("LIBOR") for each applicable loan as follows:

     $30.0 million Revolving Credit Facility          prime rate plus 0.50% or LIBOR plus 2.00%
      $8.1 million Term Loan I                        prime rate plus 1.00% or LIBOR plus 2.25%
      $4.7 million Term Loan II                       prime rate plus 1.50% or LIBOR plus 2.65%
      $5.0 million Term Loan III                      prime rate plus 1.50% or LIBOR plus 2.25%

     The Financing Agreement matures five years from inception; however, the principal portion of Term Loans I and II are amortized on a straight-line basis over 84 months, and the principal portion of Term Loan III is amortized on a straight-line basis over 60 months. In the event that the Financing Agreement is not extended at the end of five years, all three term loans will become due and payable. The Financing Agreement also provides that the maturity date of all balances shall become accelerated upon a specified change in control or ownership in the Company.

     Borrowings under the Financing Agreement are secured by the Great Falls Distribution Center, a retail store location in Butte, Montana, and all of the personal property of the Company. The Financing Agreement contains certain financial and operating covenants, including limitations on the amount of the Company's capital expenditures, its ability to pay dividends, and its ability to incur additional debt. The Financing Agreement also requires the maintenance of certain financial ratios and the satisfaction of certain tests which require escalating levels of performance over time. The Company is currently in compliance with all such financial ratios and tests. The principal financial covenants defined in the Financing Agreement, compared to the Company's actual results for the 52 weeks ended February 1, 1997, are as follows:

                                            ACTUAL              TEST
                                       ----------------    --------------
Minimum Net Worth                       $91.9   Million     $72.5   Million
Maximum Capital Expenditures            $22.9   Million     $26.9   Million
Maximum Net Capital Expenditures        $12.3   Million     $20.9   Million
Minimum Interest Coverage Ratio              6.23                4.50

     As of February 1, 1997, the Company had borrowings outstanding under the revolving credit facility of $1.6 million and letter of credit commitments of $2.6 million. The outstanding balance under Term Loan I was $6.5 million (of which $1.2 million is classified as current), under Term Loan II was $3.7 million (of which $0.7 million is classified as current), and under Term Loan III was $4.5 million (of which $1.0 million is classified as current). The Company's borrowing requirements for working capital are somewhat seasonal, reflecting increases in inventory in the fourth calendar quarter due to holiday purchases and, historically, the Company's funding of employee benefit program contributions in the first calendar quarter of each year. In February 1995, 1996 and

1997, the Company's Board of Directors authorized the Company to contribute in cash to the Buttrey Company Retirement Estates, the Company's employee retirement plan (the "Retirement Plan"), a total of $975,000, $1,000,000 and $1,000,000, respectively, as the Company's annual contribution to the Retirement Plan for each of 1994, 1995 and 1996. The Company also uses working capital to fund tax payments. The Company has made estimated tax payments of $2.0 million towards its regular income tax liability for 1996.

     The Company has utilized equipment financing from time to time in order to finance purchases of store equipment and vehicles. The proceeds from each of Term Loan I and Term Loan II were used by the Company to repay the remaining outstanding obligations of all prior equipment financing loans. In addition to these loans, on September 1, 1995, the Company completed a $1.2 million financing of new store equipment for the Company's new store in Butte, Montana. The loan bears interest at LIBOR plus 2.65%, and is payable in equal monthly installments over four years. On July 26, 1996, the Company completed a $4.0 million loan transaction with NationsBanc Leasing Corporation ("NationsBanc") in order to finance the purchase of new equipment for the recently completed Great Falls, Montana remodels and to upgrade the Company's transportation fleet. Approximately $3.5 million of this loan bears interest at a fixed rate of 8.03%, while the remaining $0.5 million bears interest at LIBOR plus 2.35%. The loan is payable in monthly installments over 48 months. On November 4, 1996, the Company completed an additional loan transaction with NationsBanc in an amount of approximately $1.6 million, which proceeds were used by the Company to finance the Lewistown, Montana remodel and to further upgrade the Company's transportation fleet. The new loan is payable in monthly installments over 48 months and bears interest at LIBOR plus 2.35%. As of February 1, 1997, the outstanding obligation under these equipment loans aggregated $5.9 million (of which $1.6 million is classified as current).

     The Company has also entered into commitments to finance a portion of its 1997 capital expenditures. The first commitment is with MetLife Capital Corporation to finance up to $2.0 million of new store equipment. Loans made pursuant to this commitment will bear interest at the 30 day commercial paper rate plus 1.80%. The second commitment is with General Electric Capital Corporation to finance up to $10.0 million of new store equipment. Loans made pursuant to this commitment will bear interest at LIBOR plus 2.18%.

     The Company has entered into a number of capital lease obligations for store facilities. The Company's total outstanding capital lease obligation as of February 1, 1997 was $9.4 million (of which $0.4 million is classified as current). See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

     On June 11, 1996, the Company completed the acquisition of one store in Cheyenne, Wyoming. The purchase price for the new Cheyenne store was $5.2 million for real property, fixtures and equipment, and a non-compete agreement, plus $0.3 million for inventory.

     On September 4, 1996, the Company completed the acquisition of a grocery store and pharmacy business in Laramie, Wyoming. The combined purchase price was $0.8 million for fixtures and equipment and non-compete agreements, plus $0.6 million for inventory. The Company also entered into a lease with the seller of the business for the real property on which the grocery store was previously located.

     During the 52 weeks ended February 1, 1997, net cash provided by operating activities was $14.5 million, reflecting noncash charges of $8.8 million in depreciation expense and $0.3 million in amortization expense during this period. Net cash provided by operating activities was favorably impacted by an increase in trade payables of $2.2 million and a decrease in inventories of $0.6 million, partially offset by increases in accounts receivable of $0.4 million and prepaid expenses of $0.3 million and a decrease in accrued expenses of $0.2 million.

     The Company spent an aggregate $22.9 million, $10.0 million and $8.8 million on capital expenditures (primarily for acquisitions, store remodelings and the ongoing maintenance of its existing store base and support functions), during 1996, 1995 and 1994, respectively. Of these amounts, the Company has funded approximately $10.6 million, $1.2 million and $9.2 through equipment and real estate financings in 1996, 1995 and 1994, respectively. The Company plans to continue its store remodeling and development program. In 1997, the Company estimates that it will spend approximately $7.2 million for remodels and for the ongoing maintenance of its existing store base and support functions. In April 1997, the Company completed the acquisition of a conventional store in Cody, Wyoming, the Company's first store in this market. The purchase price was $2.4 million for fixtures and equipment and a non-compete agreement, plus $0.3 million for inventory; the Company also entered into a lease with the seller of the business for the real property on which the grocery store was previously located. For 1997, capital expenditures by the Company, including the foregoing, are estimated to be approximately $19.0 million. Additionally, the Company may expand the number of stores it operates through the selective acquisition of existing food or drug stores that will complement the Company's operations.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 28, 1997, to be filed with the Securities and Exchange Commission within 120 days after February 1, 1997, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 28, 1997, to be filed with the Securities and Exchange Commission within 120 days after February 1, 1997, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 28, 1997, to be filed with the Securities and Exchange Commission within 120 days after February 1, 1997, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 28, 1997, to be filed with the Securities and Exchange Commission within 120 days after February 1, 1997, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


   (a)(1) INDEX TO FINANCIAL STATEMENTS:

                                                                                               PAGE
                                                                                              NUMBER


          BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

          Independent Auditors' Report........................................................  F-1

          Consolidated Balance Sheets - February 1, 1997, February 3, 1996 and January 28,      F-2
          1995................................................................................

          Consolidated Statements of Operations - For the Fiscal years ended February 1,
          1997,                                                                                 F-3
          February 3, 1996 and January 28, 1995...............................................


          Consolidated Statements of Stockholders' Equity - For the Fiscal years ended
          February 1, 1997, February 3, 1996 and January 28, 1995.............................  F-4


          Consolidated Statements of Cash Flows - For the Fiscal years ended February 1, 1997,
          February 3, 1996 and January 28, 1995...............................................  F-5


          Notes to Consolidated Financial Statements..........................................  F-6

   (a)(1) INDEX TO FINANCIAL STATEMENT SCHEDULES:

           None.


   (A)(2) EXHIBITS

     EXHIBIT                                          DESCRIPTION
     -------                                          -----------
     NUMBER
     ------

       3.1++        Certificate of Incorporation of the Company, as amended and currently in effect.
       3.2+         Bylaws of the Company, as amended to date.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
---------------------------------------------

      10.1+ 1990 Employee Stock Subscription Plan of the Company, dated as of October 17, 1990 ("Subscription Plan").
      10.2+ Form of Stock Subscription Agreement by and among the Company, FSEP and three management investors who purchased Common Stock under the Subscription Plan, dated as of October 17, 1990 (with forms of Secured Promissory Note and Stock Pledge Agreement attached as exhibits thereto).
      10.3+ Form of Stock Subscription Agreement by and among the Company, FSEP and management investors who purchased Common Stock under the Subscription Plan with cash and promissory note, dated as of October 17, 1990 (with forms of Secured Promissory Note and Stock Pledge Agreement attached as exhibits thereto).
      10.4+ Form of Stock Subscription Agreement by and among the Company, FSEP and management investors who purchased Common Stock under the Subscription Plan with cash only, dated as of October 17, 1990 (with form of Stock Pledge Agreement attached as an exhibit thereto).
      10.5+ 1990 Nonqualified Performance Stock Option Plan of the Company, dated as of October 17, 1990 ("Option Plan").
      10.6+ Form of Nonqualified Performance Stock Option Agreement by and between the Company and certain Participants under the Option Plan, dated as of November 8, 1990.

     EXHIBIT                             DESCRIPTION
     -------                             -----------
     NUMBER
     ------
      10.7+         Form of Indemnity Agreement dated as of October 31, 1990
                    made by and between the Company and Buttrey Food and Drug
                    Company ("BFDC"), on the one hand, and each of the members of the Board of Directors of the Company and of BFDC, on the
                    other hand.
      10.8+         Stock Subscription Agreement made and entered into as of
                    October 17, 1990 by and among the Company, FSEP and Peter J.
                    Sodini.
      10.9+         Employment Agreement dated as of October 31, 1990 entered
                    into among the Company, BFDC and Edward C. Agnew.
      10.10+        Letter Agreement dated as of October 17, 1990 by and between the Company and Edward C. Agnew.
      10.11+        Form of Severance Agreement dated as of October 31, 1990
                    entered into among the Company, BFDC and certain executives of the Company.
      10.12+        Consulting Agreement made and entered into as of July 1,
                    1991 by and between BFDC and Peter J. Sodini ("Sodini
                    Consulting Agreement").
    10.13+++        1990 Nonqualified Performance Stock Option Plan of the
                    Company, as amended and restated as of July 21, 1992
                    ("Option Plan").
    10.14+++        Form of Amendment to Nonqualified Performance Stock Option
                    Agreement by and between the Company and certain
                    participants under the Option Plan.
      10.15*****    Extension and Modification to Consulting Agreement dated
                    April 29, 1993 by and between the Company and Peter J.
                    Sodini.
      10.16*        Employment Agreement dated as of March 1, 1993 entered into among the Company, BFDC and Joseph H. Fernandez ("Fernandez
                    Employment Agreement").
      10.17*        Nonqualified Stock Option Agreement entered into as of March
                    1, 1993 by and between the Company and Joseph H. Fernandez.
      10.18*        Letter Agreement dated March 1, 1993 by and between BFDC and
                    Joseph H. Fernandez.
      10.19***      Forms of Letter Amendment to Stock Subscription Agreements
                    in connection with refinancing of Secured Promissory Notes by and between the Company and certain participants under
                    the Subscription Plan.
      10.20***      Form of Letter Agreement regarding Execution of New
                    Promissory Notes in connection with refinancing of Secured
                    Promissory Notes by and between the Company and certain
                    participants under the Subscription Plan.
      10.21*****    Extension to Sodini Consulting Agreement dated October 28,
                    1993.
      10.22*****    Continuing Employment and Severance Agreement dated January
                    28, 1994 by and between the Company and Edward C. Agnew.
      10.23*****    Nonqualified Stock Option Agreement entered into as of
                    February 23, 1994 by and between the Company and Joseph H.
                    Fernandez.
      10.24++++++++ 1995 Option Plan of the Company, dated as of April 24, 1995
                    ("1995 Option Plan").

      10.25++++++++ Form of Nonqualified Stock Option Agreement entered into by and between the Company and certain Participants under the 1995 Option Plan, dated as of April 25, 1995.
      10.26++++++++ Form of Incentive Stock Option Agreement for certain
                    Participants under the 1995 Option Plan.
      10.27++++++++ Amendment dated March 10, 1995 to Fernandez Employment
                    Agreement.
      10.28__       Extension to Sodini Consulting Agreement dated November 20,
                    1995.
      10.29__ Consulting Agreement and Release dated May 23, 1995 by and between the Company and H.N. Dusenberry.
      10.30         Amendment dated April 24, 1995 to Fernandez Employment
                    Agreement.
      10.31         Amendment dated August 29, 1996 to Fernandez Employment
                    Agreement.
      10.32 Letter Agreement dated April 7, 1997 by and among the Company, FSEP and Joseph H. Fernandez.
      10.33 Secured Promissory Note made by Joseph H. Fernandez in favor of the Company dated April 7, 1997.
      10.34 Promissory Note made by Joseph H. Fernandez in favor of the Company dated April 7, 1997.
      10.35 Extension and Modification to Sodini Consulting Agreement dated November 25, 1996.

     EXHIBIT                                          DESCRIPTION
     -------                                          -----------
     NUMBER
     ------

      10.36 1996 Non-Employee Directors Stock Option Plan of the Company, dated as of April 26, 1996 (the "1996 Directors Plan").
      10.37 Form of Nonqualified Stock Option Agreement entered into by and between the Company and certain directors under the 1996 Directors Plan.

OTHER MATERIAL CONTRACTS
-------------

      10.38+        Asset Purchase Agreement made as of the 15th day of August
                    1990 by and between Skaggs Alpha Beta, Inc.
      10.39+        Noncompetition Agreement made as of October 31, 1990 by and between BFDC, American Stores Company ("ASC") and Skaggs.
      10.40+        Supply Agreement made as of the 31st day of October, 1990 by and between ASC and BFDC.
      10.41++++     Amended and Restated Credit Agreement dated as of April 28,
                    1992 by and among the Company, BFDC, Bankers Trust Company as Agent, and the various Lenders listed therein.
      10.42+        Company Security Agreement dated as of October 31, 1990 made by BFDC to Bankers Trust Company.
      10.43+        Environmental Indemnity entered into as of October 31, 1990 by ASC and Skaggs to and for the benefit of the Company and
                    BFDC.
      10.44+        Loan Commitment made as of the 31st day of October, 1990 by
                    Skaggs in favor of BFDC.
      10.45+        Promissory Note executed by BFDC in favor of Skaggs, in the amount of $2,800,000, dated as of October 31, 1991.
      10.46+        Securities Purchase Agreement dated as of October 31, 1990 among the Company, BFDC and each of the Purchasers listed
                    therein.
      10.47+        Form of Common Stock Purchase Warrant, dated as of October
                    31, 1990, issued to each of the Purchasers pursuant to the
                    Securities Purchase Agreement.
      10.48+        Equity Rights Agreement dated as of October 31, 1990 among the Company, FSEP and the Purchasers.
      10.49+        Environmental Indemnity entered into as of October 31, 1990 by BFDC to and for the benefit of the Purchasers.
      10.50+        Stock Subscription Agreement made and entered into as of
                    October 31, 1990 by and among the Company, FSEP and Bankers
                    Trust New York Corporation.
      10.51+        Stock Subscription Agreement made and entered into as of
                    October 31, 1990 by and among the Company, FSEP and Morgan
                    Capital Corporation.
      10.52+        Stock Subscription Agreement made and entered into as of
                    October 31, 1990 by and among the Company, FSEP and Buttrey
                    Investors L.P.
      10.53+        Loan and Security Agreement dated as of August 23, 1991
                    entered into by and between BFDC and The CIT Group/Equipment
                    Financing, Inc.
      10.54+++      First Amendment to Loan and Security Agreement entered into by and between the Company and the CIT Group/Equipment
                    Financing, Inc. dated as of August 6, 1992.
      10.55**       Second Amendment dated as of May 10, 1993 to Loan and
                    Security Agreement dated as of August 23, 1991 by and
                    between the Company and the CIT Group/Equipment Financing,
                    Inc.
      10.56****     First Amendment dated as of August 27, 1993 to Amended and
                    Restated Credit Agreement dated as of April 28, 1992 by and among the Company, Bankers Trust Company as Agent and the
                    various Lenders listed therein.
      10.57*****    Letter dated as of December 3, 1993 relating to Loan and
                    Security Agreement dated as of August 23, 1991 and amended as of May 10, 1993 by and between the Company and The CIT
                    Group/Equipment Financing, Inc.

     EXHIBIT                          DESCRIPTION
     -------                          -----------
     NUMBER
     ------
      10.58*****    Second Amendment dated as of April 22, 1994 to Amended and
                    Restated Credit Agreement dated as of April 28, 1992 by and among the Company, Bankers Trust Company as Agent and the
                    various Lenders listed therein.
      10.59++       Loan Agreement made the 5th day of July, 1994 by and between
                    BFDC and TriCon Capital.
      10.60++       Security Agreement made the 5th day of July, 1994 by and
                    between BFDC and TriCon Capital.
      10.61++       Guaranty dated July 5, 1994 made by BFDC, as Guarantor, in favor of TriCon Capital.
      10.62++++     Asset Purchase Agreement dated August 15, 1995 by and among the Company, BFDC, Thrifty Foods of Eastern Washington, Inc.
                    ("Thrifty") and Associated Grocers, Incorporated ("AGI").
      10.63++++     Asset Purchase Agreement dated August 15, 1994 by and among the Company, BFDC and AGI.
      10.64++++     Real Estate Purchase and Sale Agreement dated August 15,
                    1994 by and among BFDC, Supermarket Development Corporation
                    ("SDC") and AGI, concerning real property located in
                    Richland, Washington.
      10.65++++     Real Estate Purchase and Sale Agreement dated August 15,
                    1994 by and among BFDC, SDC and AGI, concerning real
                    property located in Kennewick, Washington.
      10.66++++++   Wholesale Supply Agreement made and entered into as of
                    November 15, 1994 by and between Associated Food Stores,
                    Inc. and BFDC.
      10.67++++++   Agreement of Purchase and Sale made and entered into as of
                    November 15, 1994 by and between BFDC and Associated Food
                    Stores, Inc.
      10.68++++++++ Third Amendment dated as of December 12, 1994 to Loan and
                    Security Agreement dated as of August 23, 1991 and amended as of May 10, 1993 by and between the Company and The CIT
                    Group/ Equipment Financing, Inc.
      10.69_        Note and Security Agreement made the 8th day of August, 1995 by and between BFDC and NationsBanc Leasing Corporation.
      10.70_        Guaranty dated August 14, 1995 made by BFDC, as Guarantor, in favor of NationsBanc Leasing Corporation.
      10.71_        Financing Agreement made the 7th day of September, 1995 by and between BFDC and The CIT Group/Business Credit, Inc. and
                    The CIT Group/Equipment Financing, Inc.
      10.72_        Guaranty dated September 7, 1995 made by the Company, as
                    Guarantor, in favor of The CIT Group/Business Credit, Inc.
                    as Agent.
      10.73___      Letter Amendment dated August 5, 1996 to Financing Agreement dated September 7, 1995 by and among the Company, CITBC and
                    CEF.
      22.1+         Subsidiaries of the Company.
      23.1          Consent of KPMG Peat Marwick LLP.
      27.1          Financial Data Schedule.

________________
+ Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-44646) on December 20, 1991.
++ Filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 0-19802) on January 16, 1992.
+++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 1992 (File No. 0-19802) on September 15, 1992.
++++ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1992 (File No. 0-19802) on May 18, 1992.
* Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993 (File No. 0-19802) on April 30, 1993.
** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1993 (File No. 0-19802) on June 15, 1993.

*** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993 (File No. 0-19802) on September 14, 1993.
**** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1993 (File No. 0-19802) on December 14, 1993.
***** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994 (File No. 0-19802) on April 29, 1994.
++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994 (File No. 0-19802) on September 12, 1994.
++++ Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-19802) on August 30, 1994.
++++++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994 (File No. 0-19802) on December 12, 1994. Certain portions of Exhibit 10.58 have been omitted from the copies filed as part of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994 and are the subject of an order granting confidential treatment with respect thereto.

++++++++ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (File No. 0-19802) on April 28, 1995.
_ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 1995 (File No. 0-19802) on September 12, 1995.
__ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996 (File No. 0-19802) on May 3, 1997.
___ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996 (File No. 0-19802) on September 17, 1996.


          (B)  REPORTS ON FORM 8-K

               None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  May 1, 1997           Buttrey Food and Drug Stores Company


                                       By:  /s/ Joseph H. Fernandez
                                            ------------------------------------
                                            Joseph H. Fernandez
                                            Chairman of the Board, President
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                              TITLE                                   DATE
         ---------                              -----                                   ----
  /s/ Joseph H. Fernandez          Chairman of the Board, President                  May 1, 1997
-----------------------------        and Chief Executive Officer
    Joseph H. Fernandez             (Principal Executive Officer)

   /s/ Wayne S. Peterson             Senior Vice President, Chief                    May 1, 1997
-----------------------------      Financial Officer and Secretary (Principal
    Wayne S. Peterson              Financial Accounting Officer)

     /s/ Matt L. Figel             Director                                          May 1, 1997
-----------------------------
    Matt L. Figel

/s/ Robert P. Gannon               Director                                          May 1, 1997
-----------------------------
Robert P. Gannon

/s/ Michael P. Malone              Director                                          May 1, 1997
-----------------------------
Michael P. Malone

/s/ J. Frederick Simmons           Director                                          May 1, 1997
-----------------------------
J. Frederick Simmons

/s/ Peter J. Sodini                Director                                          May 1, 1997
-----------------------------
Peter J. Sodini

/s/ Ronald P. Spogli               Director                                          May 1, 1997
-----------------------------
Ronald P. Spogli

/s/ William M. Wardlaw             Director                                          May 1, 1997
-----------------------------
William M. Wardlaw

/s/ Thomas C. Young                Director                                          May 1, 1997
-----------------------------
Thomas C. Young

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



Board of Directors and Stockholders
Buttrey Food and Drug Stores Company:



We have audited the accompanying consolidated balance sheets of Buttrey Food and Drug Stores Company and subsidiary as of February 1, 1997, February 3, 1996 and January 28, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buttrey Food and Drug Stores Company and subsidiary at February 1, 1997, February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 1, 1997, in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

Billings, Montana
April 11, 1997

--------------------------------------------------------------------------------

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------
(Amounts in Thousands, Except Share Data)
---------------------------------------------------------------------------------------------------------

                                                                    February 1,  February 3,  January 28,
Fiscal year end,                                                       1997         1996         1995
---------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                          $  5,075        6,140      16,765
  Accounts receivable                                                   4,905        4,488       3,573
  Inventories                                                          42,741       43,304      48,710
  Prepaid expenses                                                      1,514        1,230       1,360
  Deferred tax asset                                                      544        1,271       2,863
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   54,779        56,433     73,271

Property and equipment, at cost                                       152,900       130,174    125,803
Less accumulated depreciation                                          54,417        45,765     37,695
---------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                             98,483        84,409     88,108

Intangible assets, net                                                  4,145         3,259      3,543
Other assets                                                              591           530        458
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $157,998       144,631    165,380
=========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                             $  6,128         2,205      6,565
  Current obligations under capital leases                                428           379        334
  Accounts payable                                                     18,561        16,345     19,575
  Accrued payroll and benefits                                          7,552         7,530      7,119
  Accrued expenses and reserves                                         4,869         5,106      4,996
  Accrued interest payable                                                131           111        460
  Notes payable                                                          -               20         78
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              37,669        31,696     39,127

Obligations retired                                                      -             -        10,889
Long-term debt                                                         18,569        13,510     16,271
Obligations under capital leases                                        8,957         9,385      9,766
Deferred tax liability                                                    905         1,735      3,359
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                      66,100        56,326     79,412

Commitments and contingencies

Stockholders' equity:
  Preferred stock $.01 par value, authorized 1,000,000 shares            -             -          -
  Common stock $.01 par value, authorized 15,000,000 shares;
       issued and outstanding 8,639,056 shares at the end of
       fiscal 1996, 1995 and 1994                                          86            86        86
  Paid-in capital                                                      79,133        79,133    79,133
  Retained earnings                                                    13,079         9,486     7,187
---------------------------------------------------------------------------------------------------------
                                                                       92,298        88,705    86,406

Less stock subscriptions receivable                                       400           400       438
---------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                                   91,898        88,305    85,968
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $157,998       144,631   165,380
=========================================================================================================

See accompanying notes to consolidated financial statements.


BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        February 1,     February 3,     January 28,
Fiscal year ended,                                                         1997            1996             1995
----------------------------------------------------------------------------------------------------------------------------------

Sales                                                                  $   371,302      368,135          382,123
Cost of sales and related occupancy expenses                               284,134      280,242          290,670
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                87,168       87,893           91,453

Marketing, general, and administrative expenses                             79,609       81,830           86,248
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                             7,559        6,063            5,205

Other income (expense):
  Gain (loss) on disposal of assets                                            (50)         251            3,984
  Interest income                                                              132          320              419
  Interest expense                                                          (2,909)      (2,865)          (3,917)
 ---------------------------------------------------------------------------------------------------------------------------------
                                                                            (2,827)      (2,294)             486
Income before income taxes
  and extraordinary charge                                                   4,732        3,769            5,691

Income tax expense                                                           1,139        1,419            2,161
----------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary charge                                           3,593        2,350            3,530

Extraordinary charge, net of income tax benefit                                 --          (51)            (127)
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             $     3,593        2,299            3,403
==================================================================================================================================

Income per share before extraordinary item                             $       .42          .28              .41

Extraordinary charge per share                                                  --         (.01)            (.01)
----------------------------------------------------------------------------------------------------------------------------------

Net income per share                                                   $       .42          .27              .40
==================================================================================================================================
Weighted average common and common
   equivalent shares outstanding                                         8,638,754    8,602,915        8,529,810
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
(Amounts in Thousands, Except Share Data)
-----------------------------------------------------------------------------------------------------------------
                                                                                   Stock
                                        Common     Paid-in       Retained       subscriptions       Stockholders'
                                         stock     capital       earnings         receivable           equity
-----------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1994               $84       78,035         3,784            (476)              81,427

Issuance of 212,048 shares of common
     stock to profit sharing plan           2        1,098             -               -                1,100
Payments on stock subscriptions             -            -             -              38                   38
Net income                                  -            -         3,403               -                3,403
-----------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 28, 1995                86       79,133         7,187            (438)              85,968
-----------------------------------------------------------------------------------------------------------------
Payments on stock subscriptions             -            -             -              38                   38
Net income                                  -            -         2,299               -                2,299
-----------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 3, 1996                86       79,133         9,486            (400)              88,305
-----------------------------------------------------------------------------------------------------------------
Net income                                  -            -         3,593               -                3,593
-----------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 1, 1997               $86       79,133        13,079            (400)              91,898
=================================================================================================================

See accompanying notes to consolidated financial statements.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------
(Amounts In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                February 1,    February 3,    January 28,
Fiscal year ended,                                                 1997           1996           1995
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                                       $  3,593         2,299         3,403
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                                     8,755        10,532        11,548
   Amortization                                                       300           289           369
   Deferred income taxes                                             (103)          (32)          259
   Extraordinary charge on debt retirement                              -            85           212
   Loss (gain) on sale of property and equipment                       50          (251)       (3,984)
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                     (417)         (915)          242
      Decrease in inventories                                         563         5,406        13,844
      Decrease (increase) in prepaid expenses                        (284)          130            81
      Increase (decrease) in accounts payable                       2,216        (3,230)       (7,353)
      Increase (decrease) in accrued payroll and benefits              22           411        (2,097)
      Increase (decrease) in accrued expenses and reserves           (237)          220        (1,506)
      Increase (decrease) in accrued interest payable                  20          (349)           28
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          14,478        14,595        15,046
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:

Purchase of property and equipment                                (22,929)      (10,072)       (8,777)
Proceeds from sales of property and equipment, net                     50         3,490        11,358
Increase in intangible and other assets                            (1,247)         (272)         (513)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  (24,126)       (6,854)        2,068
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net proceeds from issuance of common stock                              -             -         1,100
Collections on stock subscriptions receivable                           -            38            38
Payments on long-term debt                                         (3,201)      (32,034)      (17,857)
Proceeds from issuance of long-term debt                           12,183        14,024         9,158
Payments on capital lease obligations                                (379)         (336)         (299)
Payments on notes payable                                             (20)          (58)          (53)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    8,583       (18,366)       (7,913)
---------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,065)      (10,625)        9,201
Cash and cash equivalents at beginning of period                    6,140        16,765         7,564
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $  5,075         6,140        16,765
=========================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest                                                      $  2,720         3,235         4,065
   Income taxes                                                     1,971         1,479         1,568
=========================================================================================================

See accompanying notes to consolidated financial statements.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS AND ORGANIZATION. Buttrey Food and Drug Stores Company (the "Company"), through its wholly-owned subsidiary Buttrey Food and Drug Company, commenced operations October 31, 1990 after the purchase of substantially all of the assets of the Buttrey division ("Predecessor Division") of Skaggs Alpha Beta, Inc. ("SAB"), an indirect wholly-owned subsidiary of American Stores Company ("ASC").

     As of February 1, 1997, the Company operated 42 retail food and drug stores in three states in the northwest United States. Thirty-one of these stores are located in 21 communities throughout the state of Montana.

     FISCAL YEAR END. The Company's fiscal year ends on the Saturday nearest to January 31 in each year. Unless otherwise noted, reference to a fiscal year refers to the calendar year in which such fiscal year commences. Fiscal year 1995 includes 53 weeks whereas fiscal 1996 and 1994 include 52 weeks each.

     CASH EQUIVALENTS. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method for substantially all inventories.

     PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Property and equipment under capital leases are recorded at the present value of minimum lease payments at the inception of the lease.

     Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. The depreciable lives are primarily 25 to 40 years for buildings, 4 to 10 years for machinery, equipment and fixtures and generally 5 to 30 years for leasehold improvements and property under capital leases, depending on the term of the lease. Amortization of assets under capital leases is included with depreciation expense.

     REVENUE. The Company's revenue is received primarily from merchandise sold through its Company-owned retail stores. The costs of distribution center operations are included in cost of sales and related occupancy expenses.

     INCOME TAXES. Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. the current and noncurrent portions of these deferred tax assets and liabilities are classified in the balance sheet based on the respective classification of the assets and liabilities which give rise to such deferred taxes. the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

     STORE OPENING AND CLOSING COSTS. Noncapital expenditures incurred in opening new stores or remodeling existing stores are expensed in the year in which the stores are opened. When a store is closed, the remaining investment in fixtures and leasehold improvements, net of expected salvage, is expensed. The company also expenses the present value of any remaining liability for a closed store lease, net of expected sublease recoveries.

     AMORTIZATION. The excess of acquisition cost over net assets acquired ("Goodwill") is being amortized on a straight-line basis over forty years. The costs of all other intangible assets are amortized on a straight-line basis over their respective estimated economic lives ranging from three to five years.

     DEBT ISSUANCE COSTS. Debt issuance costs are being amortized using the interest method over the estimated life of the related debt as a component of interest expense. Upon prepayment of principal amounts, the related unamortized debt issuance costs are written off as an additional component of interest expense.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist primarily of cash equivalents and short-term trade receivables and payables which carrying amounts approximate fair value. See Note 6 for fair value disclosures of long-term debt.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

--------------------------------------------------------------------------------
(Amounts In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

     SELF-INSURANCE ACCRUALS. The Company is self-insured with respect to non-union employee medical and disability claims up to specified limits per claim. The expenses associated with self-insured claims are provided based on estimated amounts required to cover incurred claims. An accrual aggregating $593 is included in "accrued payroll and benefits" to provide for unsettled and estimated incurred but unreported claims.

     The Company also maintains insurance coverage with respect to workers compensation risks under contractual arrangements which retroactively adjust insurance premiums for claims paid subject to specified limitations.

     PER SHARE DATA. Net income per share is computed by dividing net income by the weighted average number of common shares outstanding excluding common stock subscribed and including the dilutive common stock equivalents of stock subscriptions, options and warrants outstanding determined using the treasury stock method.

     USE OF ESTIMATES. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of, on February 4, 1996. This statement requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of these assets is determined by a comparison of the carrying amount of an asset to its undiscounted future net cash flows. If such assets are determined to be impaired, an impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

     STOCK BASED COMPENSATION. Prior to February 4, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded over the related service period if the current market price of the underlying stock exceeded the option exercise price at the date of grant. On February 3, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards to employees determined on the date of Grant. Alternatively, SFAS No. 123 allows the Company to continue to apply the accounting provisions of APB Opinion No. 25 and provide pro forma net income and income per share disclosures for employee stock option grants commencing in fiscal 1995 and for future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the accounting provisions of APB Opinion No. 25 and provide the pro forma disclosures (see Note 9).

(2)  INVENTORIES

     Substantially all of the Company's inventories are valued using the last-in, first-out method ("LIFO"). If the first-in, first-out method had been used, inventories would have been $1,349 lower at February 1, 1997. This difference results from the higher costs of inventory in place at the acquisition date (versus the lower costs of inventory acquired direct from suppliers) less the effects of increasing prices thereafter. The Company recorded a net LIFO provision of $362, $320 and $540 for fiscal 1996, 1995 and 1994, respectively. During the last three fiscal years, the Company liquidated certain LIFO inventories that were carried at the higher acquisition cost. The effect of these liquidations was to decrease operating income by $47, or $.01 per share in fiscal 1996, $112, or $.01 per share in fiscal 1995 and $550, or $.06 per share in fiscal 1994. Gain on sale of assets in fiscal 1995 and 1994 includes a reduction of $565 and $612, respectively for the effects of such liquidations related to inventories included in asset sales.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------
(3)  PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                 February 1,         February 3,         January 28,
     Fiscal year end,                               1997                1996                1995
     -----------------------------------------------------------------------------------------------
     Land                                        $ 13,244              12,400              13,001

     Buildings and improvements                    48,353              39,337              40,215
     Assets under capital leases                   11,133              11,133              11,133
     Furniture and equipment                       68,115              59,424              56,542
     Leasehold improvements                         5,876               5,499               4,798
     Construction in progress                       6,179               2,381                 114
     --------------------------------------------------------------------------------------------
     Property and equipment, at cost              $152,900            130,174             125,803
     ============================================================================================

(4)  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                            February 1,         February 3,         January 28,
Fiscal year end,                               1997                1996                1995
-----------------------------------------------------------------------------------------------
Debt issuance costs                          $  178                228                 176
Goodwill                                      2,968              2,950               3,148
Organization costs                                -                  -                 108
Non-compete agreements                          936                  -                   -
Other                                            63                 81                 111
------------------------------------------------------------------------------------------
Intangible assets, net                       $4,145              3,259               3,543
==========================================================================================

Accumulated amortization on intangible assets not fully amortized was $806, $505 and $1,598 at fiscal year end 1996, 1995 and 1994, respectively.

As a result of early retirements of debt, the Company recorded extraordinary charges of $85 and $212 during fiscal 1995 and 1994, respectively, for the write-off of unamortized debt issuance costs and redemption premiums incurred.

(5)  LEASES

The Company is obligated under capital leases for certain retail stores that expire at various dates during 1998 to 2017. The gross amount of property and related accumulated amortization recorded under capital leases are as follows:

                                            February 1,         February 3,         January 28,
     Fiscal year end,                          1997                1996                1995
     ------------------------------------------------------------------------------------------
     Buildings and improvements              $11,133             11,133              11,133
     Less accumulated amortization             3,597              2,931               2,265
     --------------------------------------------------------------------------------------
     Assets under capital leases, net        $ 7,536              8,202               8,868
     ======================================================================================

The Company also has several noncancelable operating leases, primarily for retail stores, that expire over the next ten years. These leases generally contain multiple renewal periods ranging from five to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rent expense for operating leases consists of the following:

                                            February 1,         February 3,         January 28,
     Fiscal year ended,                        1997                1996                1995
     ------------------------------------------------------------------------------------------
     Minimum rentals                         $1,863              1,734               1,627
     Contingent rentals                         267                271                 302
     Sublease rentals                          (877)              (741)               (750)
     -------------------------------------------------------------------------------------
     Rent expense for operating leases, net  $1,253              1,264               1,179
     =====================================================================================

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of February 1, 1997 are as follows:

                                                                                    Operating      Capital
                                                                                      leases       leases
          ------------------------------------------------------------------------------------------------
          Fiscal year:
              1997                                                                   $ 1,965          1,372
              1998                                                                     1,830          1,421
              1999                                                                     1,392          1,266
              2000                                                                     1,023          1,266
              2001                                                                       871          1,266
              Later years, through 2017                                                2,961         13,984
          -------------------------------------------------------------------------------------------------

          Total minimum lease payments                                               $10,042         20,575
          -------------------------------------------------------------------------------------------------

          Less amount representing interest (at rates from 9.5% to 14.5%)                            11,190
          -------------------------------------------------------------------------------------------------

          Present value of net minimum capital lease payments                                         9,385
          Less current installments of obligations under capital leases                                 428
          -------------------------------------------------------------------------------------------------

          Obligations under capital leases, excluding current installments                          $ 8,957
          =================================================================================================

(6)  LONG-TERM DEBT

     LONG-TERM DEBT CONSISTS OF THE FOLLOWING:

                                                                February 1,         February 3,         January 28,
          Fiscal year end,                                         1997                 1996               1995
          ---------------------------------------------------------------------------------------------------------
          Borrowings under Financing Agreement:
              Equipment note; monthly payments of $96 plus
                interest at either Chemical Bank prime plus
                1.0% or the London interbank offered rate
                ("LIBOR") plus 2.25%                             $6,460              7,618                   -

              Equipment note; monthly payments of $56 plus
                interest at either Chemical Bank prime plus
                1.5% or LIBOR plus 2.65%                          3,749              4,420                   -

              Equipment note; monthly payments of $83 plus
                interest at either Chemical Bank prime plus
                1.5% or LIBOR plus 2.65%                          4,500                  -                   -

              Revolving credit facility; monthly interest
                payments at either Chemical Bank prime plus .5%
                or LIBOR plus 2%                                  1,600                  -                   -



          10.05% seller financing, semi-annual payments of $164,
                including interest, maturing October 2001         2,510              2,580               2,643

          Equipment note, monthly payments of $26 plus interest
                at LIBOR plus 2.65%, maturing August 1999           791              1,097                   -

          8.03% equipment note, monthly payments of $84,
              including interest, maturing June 2000              3,086                  -                   -

         Equipment note, variable monthly payments plus interest
            at LIBOR plus 2.35%, maturing June 2000                 446                  -                   -

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                     February 1,    February 3,    January 28,
     Fiscal year end,                                                   1997           1996           1995
     ----------------------------------------------------------------------------------------------------------
         Equipment note, monthly payments of $34 plus interest
           at LIBOR plus 2.35%, maturing October 2000                 $ 1,555             -              -

         7.45% equipment note, repaid during 1995                           -             -          1,434

         Borrowings under Restated Credit Agreement, repaid
           during 1995                                                      -             -         17,394

         Variable rate equipment notes, repaid during 1995                  -             -         12,254
         -------------------------------------------------------------------------------------------------
                                                                       24,697        15,715         33,725
         Obligations retired                                                -             -         10,889
         -------------------------------------------------------------------------------------------------
                                                                       24,697        15,715         22,836
         Less current installments                                      6,128         2,205          6,565
         -------------------------------------------------------------------------------------------------
         Long-term debt, excluding current installments               $18,569        13,510         16,271
         =================================================================================================

     In April 1992, the Company entered into an amended and restated credit agreement ("Restated Credit Agreement") with various banks. The $57,200 credit agreement included a senior term loan and a revolving credit commitment. Advances under the commitments accrued interest through maturity at the prime rate plus 0.5%, or at the adjusted Eurodollar rate plus 1.5%. The Restated Credit Agreement provided for a $15,000 revolving working capital loan commitment which included a $6,000 letter of credit facility

     In September 1995, the Company entered into a five-year credit facility which, as amended, currently provides credit of up to $47.8 million (the "Financing Agreement"). The Financing Agreement includes a $30.0 million revolving credit facility and variable rate term loans totaling $17.8 million which were used to refinance existing equipment notes. The revolving credit facility includes a $10,000 letter of credit sub-facility. The maximum borrowing base under the revolving credit facility is equal to 65% of eligible inventory (essentially non-perishable inventory). The borrowing base as of February 1, 1997 is approximately $23,800.

     The revolving credit facility requires an annual commitment fee of .0375% on the undrawn amount. The letter of credit sub-facility requires a 1.25% fee on the notional amount of letters of credit issued. For all borrowings under the Financing Agreement, the Company may elect at various dates to accrue interest at either floating Chemical Bank prime or a LIBOR based fixed rate for periods up to six months. At February 1, 1997, Chemical Bank prime and 30-day libor are 8.25% and 5.47%, respectively.

     Unless the Financing Agreement is extended, all related borrowings mature September 2000. The variable rate term loans are subject to mandatory prepayment provisions which are based on surplus cash balances as defined. In addition, the maturity date of all Financing Agreement borrowings is accelerated upon a specified change in control or ownership. Borrowings under the Financing Agreement are secured by the Company's principal distribution center, a retail store location in Butte, Montana and all of the personal property of the Company.

     The Financing Agreement also allows the financing of a specified amount of store premises and equipment under separate borrowing facilities. At February 1, 1997, the Company has additional borrowings of $5,878 from a specific lender that was used to finance store equipment.

     There were borrowings of $1,600, $0 and $0 on the revolving credit facility as of February 1, 1997, February 3, 1996 and January 28, 1995, respectively. The weighted-average revolving credit amount outstanding for fiscal 1996, 1995 and 1994 was $858, $343 and $221, respectively. Letters of credit outstanding under the sub-facility were $2,600, $3,150 and $1,850 at February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

     In October 1991, the Company borrowed $2,800 from ASC under an acquisition related arrangement. The borrowing is secured by the Company's lease of a property owned by SAB which is currently pending remediation of certain environmental issues (see Note 13).

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

     The various credit agreements contain certain restrictive financial covenants regarding the maintenance of specified levels of cash flow and net worth which levels increase over time, and among other restrictions, limit additional borrowings and capital expenditures, and provide for the consent of lenders prior to payment of dividends to stockholders.

     In August 1994, the Company completed the sale of its six Washington stores for approximately $17.6 million (approximately $12.8 million for property, equipment and other assets and $4.8 million for inventory). The Company used approximately $9.1 million and $0.3 million of the proceeds to retire obligations under its then existing term loan and capital financing facilities, respectively. The amounts to be retired were excluded from long-term debt at january 28, 1995 and classified as obligations retired. In connection with the early retirement of debt, the Company recorded in fiscal 1994 an extraordinary charge of $212 ($127, or $.01 per share, on an after-tax basis) reflecting a non-cash write-off of unamortized debt issuance costs.

     In November 1994, the Company entered into an agreement to sell its Payson, Utah distribution center to Associated Food Stores, Inc. ("Associated").
     On April 17, 1995, the Company completed the sale and received proceeds totaling $8.8 million ($3.5 million for property and equipment and $5.3 million for inventory). The Company used approximately $7.3 million of these proceeds to retire debt obligations. In connection with the early retirement of debt, the Company recorded in fiscal 1995 an extraordinary charge of $85 ($51, or $.01 per share, on an after-tax basis) reflecting a non-cash write-off of unamortized debt issuance costs.

     The aggregate contractual maturities of long-term debt for periods subsequent to February 1, 1997 are as follows:

          Fiscal year:
          ------------------------------------------
           1997                              $ 6,128
           1998                                4,611
           1999                                4,575
           2000                                3,837
           2001                                4,479
           Thereafter                          1,067
          ------------------------------------------
                                             $24,697
          ==========================================

     Based on borrowing rates currently available to the Company for borrowings with similar terms and average maturities, the carrying value of long-term debt at fiscal year end 1996, 1995 and 1994 approximates fair value.

(7)  STOCKHOLDERS' EQUITY

     The Company approved the issuance of shares of common stock valued at $1,100 for its fiscal 1993 contribution under the defined contribution profit-sharing plan (see Note 11). The 212,048 shares issued in July 1994 was based on the average of the high and low prices of the stock as reported on the NASDAQ National Market on June 21, 1994.

(8)  STOCK WARRANTS

     The Company has warrants outstanding which allow holders to acquire 53,151 shares of common stock for $6.60 per share and expire in October 31, 2000.

(9)  STOCK OPTIONS

     Effective November 1, 1990, the Company adopted its 1990 Nonqualified Performance Stock Option Plan ("1990 Option Plan") which, as amended, provides for options to acquire up to 451,500 shares of common stock. As amended, all options granted under the 1990 Option Plan vest and become exercisable, either in full or in specified percentage increments (as set forth in the 1990 Option Plan), upon the determination by the Compensation Committee that the aggregate operating cash flow and the total net cash flow from operations of the Company reach specified levels. However, even if the minimum specified levels are not met, the options will automatically vest and become exercisable as of October 5, 2000. At February 1, 1997, there are options outstanding to acquire 190,578 shares of common stock at a weighted-average exercise price of $6.80 under this plan The Compensation Committee may, in its sole discretion, elect to accelerate the vesting of all or any portion of any option.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

--------------------------------------------------------------------------------
(Amounts In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------


     During 1993, the Company adopted the 1993 Special Stock Option Plan ("Special Plan"), and granted options which allow holders to acquire up to 22,456 shares of common stock. During 1994, the Company granted additional options under the Special Plan for holders to acquire up to 15,000 shares of Common Stock. All special plan options are granted with an exercise price equal to the fair market value of the Company's common stock at the date of grant and vest and became exercisable in equal installments through February 1996.

     Effective April 25, 1995, the Company adopted its 1995 Stock Option Plan ("1995 option plan") which provides for the issuance of either non-qualified or incentive stock options allowing holders to acquire up to 500,000 shares of common stock. All options granted under the 1995 Option Plan vest and become exercisable as determined by the Compensation Committee. The options are granted with an exercise price equal to the fair market value of the Company's common stock at the grant date. Substantially all options granted under the 1995 Option Plan in fiscal 1995 are non-qualified and vest 25% on the date of grant and the remaining 75% in three equal annual installments. Substantially all options granted under the 1995 Option Plan in fiscal 1996 are non-qualified and vest in four equal annual installments beginning one year after grant date.

     During 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan ("Directors Plan") which provides for the issuance of nonqualified stock options to purchase up to 75,000 shares of common stock to Outside Directors (as defined) of the Company. All options granted under the Directors Plan vest and become exercisable on the Annual Meeting of Stockholders following the grant date if the optionee has continued to serve as a director. The number of shares subject to each option granted pursuant to the Directors Plan will in each case be equal to the amount of the Outside Director's Retainer Fee (as defined) divided by 20% of the fair market value of a share of common stock at the close of business on the grant date. The options are granted with an exercise price equal to 80% of the fair market value of the Company's common stock at the grant date.

     Information with respect to the Company's stock options are as follows:

                                            February 1,                   February 3,         January 28,
     Fiscal year ended,                        1997                          1996               1995
     -------------------------------------------------------------------------------------------------------------
                                                      Weighted                 Weighted                 Weighted
                                                      Average                   Average                 Average
                                                      Exercise                  Exercise                Exercise
                                       Shares           Price        Shares       Price       Shares     Price
                                       -------        ---------      ------    ---------      ------    ----------
     Outstanding, beginning of period   342,535        $7.02         283,017    $ 6.71         324,434   $6.70
     Granted                            254,050         7.25         118,000      7.75          15,000    6.73
     Exercised                                -            -               -         -               -       -
     Canceled                           (22,601)        6.98         (58,482)     6.97         (56,417)   6.67
     ---------------------------------------------------------------------------------------------------------

     Outstanding, end of period         573,984        $7.12         342,535    $7.02          283,017   $6.71
     =========================================================================================================

     Exercisable, end of period          86,456        $7.41          47,970    $7.28            7,485   $6.99
     =========================================================================================================

     Unissued, end of period            489,972                      646,421                   205,939
     =========================================================================================================

     Option data at February 1, 1997:                 Outstanding                   Exercisable
     ----------------------------------------------------------------------------------------------
                                                           Weighted-                     Weighted-
     Range of           Fiscal                              Average                       Average
     Exercise            Year                              Exercise                      Exercise
      Prices            Expires        Shares               Price         Shares          Price
     --------           -------        ------              ---------      ------         --------
          6.67            2000         134,438             $6.67                -         $   -
          7.13            2000          56,140              7.13                -             -
          7.13            2003          22,456              7.13           22,456          7.13
          6.73            2004          15,000              6.73           15,000          6.73
     7.50-7.75            2005          98,000              7.74           49,000          7.74
     7.13-8.13            2006         241,700              7.28                -             -
          6.40            2006           6,250              6.40                -             -
     ----------------------------------------------------------------------------------------------
                                       573,984             $7.12           86,456         $7.41
     ==============================================================================================

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

--------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

   The per share weighted-average fair value of stock options granted during fiscal 1996 and 1995 was $5.67 and $5.99, respectively. These estimates of fair value were determined using a Black-Scholes option-pricing model with the following weighted-average assumptions; fiscal 1996 - expected dividend yield of 0%, risk-free interest rate of 6.30%, volatility of 42%, and an expected life of 10 years; fiscal 1995 - expected dividend yield of 0%, risk-free interest rate of 5.65%, volatility of 45%, and an expected life of 10 years.

   The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees and accordingly, recognized compensation expense related to outstanding options of $12, $29 and $25 for fiscal 1996, 1995 and 1994, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and income per share would be as follows:

                          February 1,   February 3,
Fiscal year ended:             1997          1996
--------------------------------------------------------------------------------
Net income:
 As reported                    $3,593         2,299
 Pro forma                       3,404         2,160
Net income per share
 As reported                      .42           .27
 Pro forma                        .39           .25

================================================================================
   Pro forma net income reflects only options granted in fiscal 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the respective optionOs vesting period and compensation cost for options granted prior to January 29, 1995 is not considered.

(10) EMPLOYEE STOCK SUBSCRIPTION PLAN

   The Company has a stock subscription plan (the "Subscription Plan"), pursuant to which 880,000 shares of common stock were designated for members of management and certain other key employees of the Company to purchase shares of the Company's common stock. Pursuant to the terms of the Subscription Plan, participants who chose not to pay the entire purchase price in cash could elect to pay a portion of the purchase price through the delivery of five-year, full recourse promissory notes bearing interest, at the participant's election, at either a fixed rate or a designated variable rate, as adjusted from time to time. Accrued interest on the promissory notes is payable quarterly, and the principal balance, including all accrued and unpaid interest, is payable in full at maturity and is secured by any shares acquired. As of February 1, 1997, there was one promissory note outstanding under the Subscription Plan related to the purchase of 112,280 shares.


(11)  EMPLOYEE BENEFIT PLANS

   The Company contributes to a number of union administered multi-employer defined benefit pension plan for employees covered by collective bargaining agreements. The pension contribution under these plans was $1,145, $994 and $1,007 for fiscal 1996, 1995 and 1994, respectively.

   The Company also has a defined contribution profit-sharing plan for all employees who meet certain minimum service requirements (Retirement Plan). Employees become eligible to participate in the retirement plan upon the later of the attainment of age 21 or the completion of one year of service. The Retirement plan provides for contributions by participants up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.

   The Company also makes annual contributions to the Retirement Plan in cash or Company common stock, the amount and form of which is determined by the Board of Directors in its discretion at the end of each year. Seventy-five percent of the Company's contribution ("Profit Sharing Contribution") is allocated to participants as a percentage of their compensation, and the remaining 25% is allocated in proportion to the amount of contributions made by each participant. The individual Profit Sharing Contributions are reduced by any amounts paid under union defined benefit plans. The total Profit Sharing Contribution was $1,000, $1,000 and $975 for fiscal 1996, 1995 and 1994, respectively.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

--------------------------------------------------------------------------------
(Amounts In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

     The Company has entered into severance compensation agreements with certain of its executives. Such agreements provide for the payment of six to 24 months of annual compensation under certain circumstances.

(12) INCOME TAXES

     Income tax expense on income before extraordinary items consists of the following:

                                                           February 1,    February 3,    January 28,
     Fiscal year ended,                                       1997           1996           1995
     -----------------------------------------------------------------------------------------------
     Current:
         Federal - regular tax                              $1,065         1,260          1,715
         Federal - alternative minimum tax (benefit)           (92)         (102)           (21)
         State                                                 269           293            208
     -----------------------------------------------------------------------------------------------

                                                             1,242         1,451          1,902

     Deferred:
         Federal                                              (156)         (144)           174
         State                                                  53           112             85
     -----------------------------------------------------------------------------------------------

                                                              (103)          (32)           259
     -----------------------------------------------------------------------------------------------

                                                            $1,139         1,419          2,161
     ===============================================================================================

     The Tax Reform Act of 1986 expanded the corporate alternative minimum tax ("AMT"). Under the Act, the Company's tax liability is the greater of its regular tax or the AMT. The Company is subject to the AMT primarily due to depreciation limitations for AMT purposes. The AMT actually paid is allowed as a credit against regular tax in the future to the extent future regular tax expense exceeds AMT.

     The provision for income taxes differs from the amount which would be provided by applying the Federal statutory rate of 34% to earnings before income taxes and extraordinary charge as follows:

                                                                     February 1,    February 3,    January 28,
     Fiscal year ended,                                                 1997           1996           1995
     ---------------------------------------------------------------------------------------------------------
     Expected tax expense                                             $1,609         1,281          1,935
     State income taxes, net of Federal income tax benefit               213           272            193
     Amortization of non-deductible Goodwill                              30            30             30
     Change in valuation allowance for deferred tax assets              (626)         (138)            20
     General business credits                                            (21)           (7)           (20)
     Other                                                               (66)          (19)             3
     ---------------------------------------------------------------------------------------------------------
                                                                      $1,139         1,419          2,161
     =========================================================================================================

     The significant components of deferred income tax expense attributable to income before extraordinary items are as follows:

                                                                          February 1,    February 3,    January 28,
     Fiscal year ended,                                                      1997           1996           1995
     ---------------------------------------------------------------------------------------------------------------
   Deferred tax expense; exclusive of items listed below                   $ 229             7            (776)
   Increase (decrease) in valuation allowance for deferred tax assets       (626)         (138)             20
   AMT and general business credits                                          263            95               1
   Net operating loss carryforwards                                           31             4           1,014
   -----------------------------------------------------------------------------------------------------------------
                                                                           $(103)          (32)            259
   =================================================================================================================

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

-------------------------------------------------------------------------------
(Amounts In Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities consist of the following:

                                                           February 1,    February 3,    January 28,
     Fiscal year end,                                         1997           1996          1995
     -----------------------------------------------------------------------------------------------
     Deferred tax assets:
         Accrued vacation                                   $   733           758            725
         Self-insurance accruals                                922           681            291
         Deferred revenues                                       94           225            226
         Severance obligations                                    -             -             95
         Other                                                    -             -            153
         General business credit carryforwards                    -           171            270
         AMT credit carryforwards                             2,858         2,950          2,924
         Net operating loss carryforwards                       313           344            370
     -------------------------------------------------------------------------------------------
     Gross deferred tax assets                                4,920         5,129          5,054
     Less valuation allowance                                     -          (626)          (764)
     --------------------------------------------------------------------------------------------
     Net deferred tax assets                                  4,920         4,503          4,290

     Deferred tax liabilities:
         Fixed assets, principally depreciation              (3,965)       (3,506)        (3,359)
         Other                                                  (41)         (168)             -
         Inventory                                           (1,275)       (1,293)        (1,427)
     --------------------------------------------------------------------------------------------
     Net deferred tax liabilities                            (5,281)       (4,967)        (4,786)
     -------------------------------------------------------------------------------------------
     Net deferred income tax liability                     $   (361)         (464)          (496)
     ===========================================================================================

     The extraordinary charge is net of an income tax benefit of $34 and $85 for fiscal year 1995 and 1994, respectively.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. At fiscal year end 1995 and 1994, management had not recorded the full benefit of these deferred tax assets due to the uncertainty related to these deductible differences. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. In the fourth quarter of fiscal 1996, based on its historical and expected levels of taxable income and the now reversing impact of AMT depreciation associated with the acquisition of property and equipment from the Predecessor Division, management concluded that it was more likely than not that the deferred tax assets would be realized and reversed the valuation allowance.

     The net operating loss carryforwards for income tax purposes expire beginning in 2006 and through 2008. AMT credits may be carried forward indefinitely.

     The allocation of the purchase price of the Predecessor Division included certain accrued expenses and reserves which will result in deductions for income tax purposes when paid, but will never be deducted for financial reporting purposes. Any future reduction in income taxes payable as a result of utilization of these deductions will be recorded as a reduction of the excess purchase price paid. During fiscal 1995, the Company reduced Goodwill by $110 for reductions in state income taxes payable. At February 1, 1997, the Company has $1,036 of additional AMT credits for income tax purposes which will reduce Goodwill and federal income taxes payable when realized.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

-------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

     The Company's tax return for fiscal 1991 is currently under examination by the Internal Revenue Service ("IRS"). The focus of the examination, however, relates to the fiscal 1990 income tax return which includes the Company's allocation of purchase price to the net assets acquired from the Predecessor Division. On December 1, 1995, the Company received notice from the IRS of proposed adjustments for the fiscal periods 1991 to 1994 which would eliminate the Company's net operating loss and alternative minimum tax credit carryovers and would result in additional federal taxes of up to $5.6 million plus interest from the date when such additional taxes would have been due. The adjustments generally relate to the Company's allocation of purchase price among the assets initially acquired by the Company and treatment of certain of these assets for tax depreciation and amortization purposes.

     The Company, after consultation with tax counsel, continues to believe in the propriety of its positions set forth in its tax returns and will vigorously contest the adjustment being proposed by the IRS. If the IRS were ultimately to prevail, in whole or in part, with respect to its proposed adjustments, the Company would account for such change in its tax liability by adjusting deferred tax assets and liabilities to reflect the revised tax basis of its assets, by adjusting the current tax liability to reflect the prior year Federal and state income taxes due and by applying the effect of those adjustments which relate to the initial purchase price allocation as an increase to Goodwill. Any interest related to prior year taxes due would be expensed when accruable.

(13) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various routine litigation incidental to operations. Management, after consultation with legal counsel, believes resolution of these matters will not have a material impact on the Company's consolidated financial condition, or results of operations or liquidity.

     In connection with the acquisition of the Predecessor Division, SAB and ASC entered into an environmental indemnity agreement for the benefit of the Company against any liability relating to the remediation of hazardous materials at a shopping center where the Company leases one of its store sites (the "Shopping Center Property"). The Department of Health and Environmental Sciences of the State of Montana has issued an interim order to SAB, the owner of the site, requiring certain investigative and clean-up actions at the Shopping Center Property in connection with the discovery of soil and groundwater contamination at the site. The Company has not been required to participate in the clean-up effort. Management believes that the Company has not contributed to the contamination at the Shopping Center Property and because of the environmental indemnity agreement and other arrangements, the environmental remediation will not have a material effect on the Company's consolidated results of operations or financial position with respect to the Shopping Center Property.

     In conjunction with the sale of the Payson, Utah distribution center, the Company entered into a supply agreement with the purchaser whereby the Company purchases products previously distributed out of the distribution center. The agreement requires the Company to purchase a specified volume of inventory at agreed upon pricing. The Company may terminate the agreement, among other reasons, upon the payment of a specified termination fee. Payments under the agreement are secured by a $0.8 million letter of credit.

     The Company entered into a pharmaceutical inventory supply agreement in 1996. The terms of the agreement provide for an annual purchase commitment of $20 million per year through 2001.

(14) RELATED PARTY TRANSACTIONS

     During fiscal 1996, 1995 and 1994, the Company had a renewable one-year consulting agreement with a member of the Board of Directors. The agreement, which as amended, most recently provided for an annual consulting fee of $75 per year, expired and was not renewed in December 1996.

(15) ACQUISITIONS AND EXPANSION

     In May 1996, the Company acquired a grocery store from Dan's Supermarket, Inc. in Cheyenne, Wyoming. The total purchase price of $5.5 million included $4.8 million for property and equipment, $300 for inventory and a non-compete agreement valued at $400.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements - (concluded)
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

   In September 1996, the Company acquired a grocery store and pharmacy business in Laramie, Wyoming from Ideal Foods. The $1.4 million purchase price included $125 for store fixtures and equipment, $600 for inventory and a non-compete agreement valued at $675.

   Both transactions were accounted for as purchases and, accordingly, the consolidated statement of income for the year ended February 1, 1997 includes results of operations for the respective acquisitions since the date of the purchase.

(16) SUBSEQUENT EVENT

   On February 28, 1997, the Company signed an agreement to purchase the assets of an existing grocery store in Cody, Wyoming for $2,700. The purchase is expected to close in April 1997 and will be funded from existing working capital.


(17) RECENTLY ISSUED ACCOUNTING STANDARD

   SFAS No. 128, Earnings per Share, was issued in February 1997 and will replace the presentation of primary earnings per share ("EPS") with a presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

   Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity.

   This statement will be effective for the Company commencing February 1, 1998 and earlier application is not permitted. Once effective, this statement requires restatement of all prior-period EPS data. Pro forma basic and diluted net income per share as determined under this statement does not differ from the amounts as currently reported herein.

                                 EXHIBIT INDEX
                                 -------------

   EXHIBIT                                                                                                   PAGE
   NUMBER                                                            DESCRIPTION                              NO.
   -------                                                           ------------                            -----
     3.1++          Certificate of Incorporation of the Company, as amended and currently in effect.
     3.2+           Bylaws of the Company, as amended to date.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
---------------------------------------------
    10.1+           1990 Employee Stock Subscription Plan of the Company, dated as of October 17,  1990
                    ("Subscription Plan").
    10.2+           Form of Stock Subscription Agreement by and among the Company, FSEP and three management investors who purchased Common Stock under the Subscription Plan, dated as of October 17, 1990 (with forms of Secured Promissory Note and Stock Pledge
                    Agreement attached as exhibits thereto).
    10.3+           Form of Stock Subscription Agreement by and among the Company, FSEP and management investors who purchased Common Stock under the Subscription Plan with cash and promissory note, dated as of October 17, 1990 (with forms of Secured Promissory Note and Stock Pledge Agreement attached as exhibits thereto).
    10.4+           Form of Stock Subscription Agreement by and among the Company, FSEP and management investors who purchased Common Stock under the Subscription Plan with cash only, dated as of October 17, 1990 (with form of Stock Pledge Agreement attached as an exhibit thereto).
    10.5+           1990 Nonqualified Performance Stock Option Plan of the Company, dated as of October
                    17, 1990 ("Option Plan").
    10.6+           Form of Nonqualified Performance Stock Option Agreement by and between the Company and certain Participants under the Option Plan, dated as of November 8, 1990.
    10.7+           Form of Indemnity Agreement dated as of October 31, 1990 made by and between the
                    Company and Buttrey Food and Drug Company ("BFDC"), on the one hand, and each of the members of the Board of Directors of the Company and of BFDC, on the other hand.
    10.8+           Stock Subscription Agreement made and entered into as of October 17, 1990 by and among the Company, FSEP and Peter J. Sodini.
    10.9+           Employment Agreement dated as of October 31, 1990 entered into among the Company,
                    BFDC and Edward C. Agnew.
    10.10+          Letter Agreement dated as of October 17, 1990 by and between the Company and
                    Edward C. Agnew.
    10.11+          Form of Severance Agreement dated as of October 31, 1990 entered into among the Company, BFDC and certain executives of the Company.
    10.12+          Consulting Agreement made and entered into as of July 1, 1991 by and between
                    BFDC and Peter J. Sodini ("Sodini Consulting Agreement").
    10.13+++        1990 Nonqualified Performance Stock Option Plan of the Company, as amended and restated as of July 21, 1992 ("Option Plan").
    10.14+++        Form of Amendment to Nonqualified Performance Stock Option Agreement by and
                    between the Company and certain participants under the Option Plan.
    10.15*****      Extension and Modification to Consulting Agreement dated April 29, 1993 by and between the Company and Peter J. Sodini.
    10.16*          Employment Agreement dated as of March 1, 1993 entered into among the
                    Company, BFDC and Joseph H. Fernandez ("Fernandez Employment Agreement").
    10.17*          Nonqualified Stock Option Agreement entered into as of March 1, 1993 by and between the Company and Joseph H. Fernandez.
    10.18*          Letter Agreement dated March 1, 1993 by and between BFDC and Joseph H. Fernandez.

   EXHIBIT                                                                                                   PAGE
   NUMBER                                                            DESCRIPTION                              NO.
   -------                                                           ------------                            -----
    10.19***        Forms of Letter Amendment to Stock Subscription Agreements in connection with refinancing of Secured Promissory Notes by and between the Company and certain participants under the Subscription Plan.
    10.20***        Form of Letter Agreement regarding Execution of New Promissory Notes in connection with refinancing of Secured Promissory Notes by and between the
                    Company and certain participants under the Subscription Plan.
    10.21*****      Extension to Sodini Consulting Agreement dated October 28, 1993.
    10.22*****      Continuing Employment and Severance Agreement dated January 28, 1994 by and between the Company and Edward C. Agnew.
    10.23*****      Nonqualified Stock Option Agreement entered into as of February 23, 1994 by and between the Company and Joseph H. Fernandez.
    10.24++++++++   1995 Option Plan of the Company, dated as of April 24, 1995 ("1995 Option
                    Plan").
    10.25++++++++   Form of Nonqualified Stock Option Agreement entered into by and between the
                    Company and certain Participants under the 1995 Option Plan, dated as of
                    April 25, 1995.
    10.26++++++++   Form of Incentive Stock Option Agreement for certain Participants under the
                    1995 Option Plan.
    10.27++++++++   Amendment dated March 10, 1995 to Fernandez Employment Agreement.
    10.28__         Extension to Sodini Consulting Agreement dated November 20, 1995.
    10.29__         Consulting Agreement and Release dated May 23, 1995 by and between the
                    Company and H.N. Dusenberry.
    10.30           Amendment dated April 24, 1995 to Fernandez Employment Agreement.
    10.31           Amendment dated August 29, 1996 to Fernandez Employment Agreement.
    10.32           Letter Agreement dated April 7, 1997 by and among the Company, FSEP and
                    Joseph H. Fernandez.
    10.33           Secured Promissory Note made by Joseph H. Fernandez in favor of the Company dated April 7, 1997.
    10.34           Promissory Note made by Joseph H. Fernandez in favor of the Company dated
                    April 7, 1997.
    10.35           Extension and Modification to Sodini Consulting Agreement dated November
                    25, 1996.
    10.36           1996 Non-Employee Directors Stock Option Plan of the Company, dated as of
                    April 26, 1996 (the "1996 Directors Plan").
    10.37           Form of Nonqualified Stock Option Agreement entered into by and between the
                    Company and certain directors under the 1996 Directors Plan.

OTHER MATERIAL CONTRACTS
------------------------

    10.38+          Asset Purchase Agreement made as of the 15th day of August 1990 by and between Skaggs Alpha Beta, Inc.
    10.39+          Noncompetition Agreement made as of October 31, 1990 by and between BFDC,
                    American Stores Company ("ASC") and Skaggs.
    10.40+          Supply Agreement made as of the 31st day of October, 1990 by and between
                    ASC and BFDC.
    10.41++++       Amended and Restated Credit Agreement dated as of April 28, 1992 by and among the Company, BFDC, Bankers Trust Company as Agent, and the various
                    Lenders listed therein.
    10.42+          Company Security Agreement dated as of October 31, 1990 made by BFDC to
                    Bankers Trust Company.
    10.43+          Environmental Indemnity entered into as of October 31, 1990 by ASC and
                    Skaggs to and for the benefit of the Company and BFDC.
    10.44+          Loan Commitment made as of the 31st day of October, 1990 by Skaggs in favor of BFDC.

   EXHIBIT                                                                                                   PAGE
   NUMBER                                                            DESCRIPTION                              NO.
   -------                                                           ------------                            -----
    10.45+         Promissory Note executed by BFDC in favor of Skaggs, in the amount of
                   $2,800,000, dated as of October 31, 1991.
    10.46+         Securities Purchase Agreement dated as of October 31, 1990 among the
                   Company, BFDC and each of the Purchasers listed therein.
    10.47+         Form of Common Stock Purchase Warrant, dated as of October 31, 1990, issued to each of the Purchasers pursuant to the Securities Purchase Agreement.
    10.48+         Equity Rights Agreement dated as of October 31, 1990 among the Company,
                   FSEP and the Purchasers.
    10.49+         Environmental Indemnity entered into as of October 31, 1990 by BFDC to and for the benefit of the Purchasers.
    10.50+         Stock Subscription Agreement made and entered into as of October 31, 1990 by and among the Company, FSEP and Bankers Trust New York Corporation.
    10.51+         Stock Subscription Agreement made and entered into as of October 31, 1990 by and among the Company, FSEP and Morgan Capital Corporation.
    10.52+         Stock Subscription Agreement made and entered into as of October 31, 1990 by and among the Company, FSEP and Buttrey Investors L.P.
    10.53+         Loan and Security Agreement dated as of August 23, 1991 entered into by and between BFDC and The CIT Group/Equipment Financing, Inc.
    10.54+++       First Amendment to Loan and Security Agreement entered into by and between the Company and the CIT Group/Equipment Financing, Inc. dated as of August 6, 1992.
    10.55**        Second Amendment dated as of May 10, 1993 to Loan and Security Agreement dated as of August 23, 1991 by and between the Company and the CIT
                   Group/Equipment Financing, Inc.
    10.56****      First Amendment dated as of August 27, 1993 to Amended and Restated Credit
                   Agreement dated as of April 28, 1992 by and among the Company, Bankers
                   Trust Company as Agent and the various Lenders listed therein.
    10.57*****     Letter dated as of December 3, 1993 relating to Loan and Security Agreement dated as of August 23, 1991 and amended as of May 10, 1993 by and between the Company and The CIT Group/Equipment Financing, Inc.
    10.58*****     Second Amendment dated as of April 22, 1994 to Amended and Restated Credit
                   Agreement dated as of April 28, 1992 by and among the Company, Bankers
                   Trust Company as Agent and the various Lenders listed therein.
    10.59++        Loan Agreement made the 5th day of July, 1994 by and between BFDC and
                   TriCon Capital.
    10.60++        Security Agreement made the 5th day of July, 1994 by and between BFDC and
                   TriCon Capital.
    10.61++        Guaranty dated July 5, 1994 made by BFDC, as Guarantor, in favor of TriCon Capital.
    10.62++++      Asset Purchase Agreement dated August 15, 1995 by and among the Company,
                   BFDC, Thrifty Foods of Eastern Washington, Inc. ("Thrifty") and Associated
                   Grocers, Incorporated ("AGI").
    10.63++++      Asset Purchase Agreement dated August 15, 1994 by and among the Company,
                   BFDC and AGI.
    10.64++++      Real Estate Purchase and Sale Agreement dated August 15, 1994 by and among
                   BFDC, Supermarket Development Corporation ("SDC") and AGI, concerning real property located in Richland, Washington.
    10.65++++      Real Estate Purchase and Sale Agreement dated August 15, 1994 by and among
                   BFDC, SDC and AGI, concerning real property located in Kennewick, Washington.
    10.66++++++    Wholesale Supply Agreement made and entered into as of November 15, 1994 by and between Associated Food Stores, Inc. and BFDC.
    10.67++++++    Agreement of Purchase and Sale made and entered into as of November 15,
                   1994 by and between BFDC and Associated Food Stores, Inc.

   EXHIBIT                                                                                                   PAGE
   NUMBER                                                            DESCRIPTION                              NO.
   -------                                                           ------------                            -----
    10.68++++++++   Third Amendment dated as of December 12, 1994 to Loan and Security Agreement dated as of August 23, 1991 and amended as of May 10, 1993 by and between the
                    Company and The CIT Group/ Equipment Financing, Inc.
    10.69_          Note and Security Agreement made the 8th day of August, 1995 by and between
                    BFDC and NationsBanc Leasing Corporation.
    10.70_          Guaranty dated August 14, 1995 made by BFDC, as Guarantor, in favor of
                    NationsBanc Leasing Corporation.
    10.71_          Financing Agreement made the 7th day of September, 1995 by and between BFDC and The CIT Group/Business Credit, Inc. and The CIT Group/Equipment Financing, Inc.
    10.72_          Guaranty dated September 7, 1995 made by the Company, as Guarantor, in favor of The
                    CIT Group/Business Credit, Inc. as Agent.
    10.73___        Letter Amendment dated August 5, 1996 to Financing Agreement dated September 7,
                    1995 by and among the Company, CITBC and CEF.
    22.1+           Subsidiaries of the Company.
    23.1            Consent of KPMG Peat Marwick LLP.
    27.1            Financial Data Schedule.

________________
+ Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-44646) on December 20, 1991.
++ Filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 0-19802) on January 16, 1992.
+++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 1992 (File No. 0-19802) on September 15, 1992.
++++ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1992 (File No. 0-19802) on May 18, 1992.
* Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993 (File No. 0-19802) on April 30, 1993.
** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1993 (File No. 0-19802) on June 15, 1993.
*** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993 (File No. 0-19802) on September 14, 1993.
**** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1993 (File No. 0-19802) on December 14, 1993.
***** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994 (File No. 0-19802) on April 29, 1994.
++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994 (File No. 0-19802) on September 12, 1994.
++++ Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-19802) on August 30, 1994.
++++++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994 (File No. 0-19802) on December 12, 1994. Certain portions of Exhibit 10.58 have been omitted from the copies filed as part of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994 and are the subject of an order granting confidential treatment with respect thereto.
++++++++ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (File No. 0-19802) on April 28, 1995.
_ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 1995 (File No. 0-19802) on September 12, 1995.
__ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996 (File No. 0-19802) on May 3, 1997.
___ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996 (File No. 0-19802) on September 17, 1996.