Form 10-Q
period 1997-05-03
BUTTREY FOOD & DRUG STORES CO
filed 1997-06-17
CIK 882256

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         ____________________________

                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended May 3, 1997

                                 or

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

                                                     Yes [x]       No [_]

The number of shares of the registrant's Common Stock outstanding at June 16, 1997 was 8,640,556 shares

                   THERE ARE NO EXHIBITS FILED WITH THIS FORM
              ===================================================

                     BUTTREY FOOD AND DRUG STORES COMPANY
                                AND SUBSIDIARY

                                 FORM 10-Q

                  For the Quarterly Period Ended May 3, 1997


                                     INDEX

                                                                                        Page
Part I.  Financial Information

     Item 1.   Financial Statements

          a)     Consolidated Balance Sheets as of May 3, 1997 (unaudited)
                 and February 1, 1997                                                      3

          b)     Consolidated Statements of Operations for the 13 weeks ended
                 May 3, 1997 (unaudited) and May 4, 1996 (unaudited)                       4

          c)     Consolidated Statement of Stockholders' Equity as of
                 February 1, 1997 and May 3, 1997 (unaudited)                              4

          d)     Consolidated Statements of Cash Flows for the 13
                 weeks ended May 3, 1997 (unaudited) and May 4, 1996 (unaudited)           5

          e)     Notes to Consolidated Financial Statements                                6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                   6

Part II.  Other Information

     Item 1.   Legal Proceedings                                                           11

     Item 4.   Submission of Matters to a Vote of Security Holders                         11

Signatures                                                                                 12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Buttrey Food and Drug Stores Company and Subsidiary

Consolidated Balance Sheets
=====================================================================================================================
(Dollar Amounts in Thousands)
---------------------------------------------------------------------------------------------------------------------
                         ASSETS
                                                                       May 3,                          February 1,
                                                                       1997                                1997
---------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)
Current assets:
 Cash and cash equivalents                                           $  5,064                            $  5,075
 Accounts receivable                                                    4,748                               4,905
 Inventories                                                           43,754                              42,741
 Prepaid expenses                                                       1,542                               1,514
 Deferred tax asset                                                     1,897                               1,897
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                   57,005                              56,132

Property and equipment, at cost                                       154,811                             152,900
Less accumulated depreciation                                          56,483                              54,417
---------------------------------------------------------------------------------------------------------------------
Net property and equipment                                             98,328                              98,483

Intangible assets, net                                                  4,953                               4,145
Other assets                                                              662                                 591
---------------------------------------------------------------------------------------------------------------------
Total assets                                                         $160,948                            $159,351
=====================================================================================================================

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt                              $  8,110                            $  6,128
 Current obligations under capital leases                                 441                                 428
 Accounts payable                                                      18,768                              18,561
 Accrued payroll and benefits                                           7,209                               7,551
 Accrued expenses and reserves                                          4,580                               5,383
 Accrued interest payable                                                  92                                 131
 Notes payable                                                              -                                   -
 Income taxes                                                             740                                  10
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                              39,940                              38,192

Long-term debt                                                         17,552                              18,569
Obligations under capital leases                                        8,842                               8,957
Deferred taxes payable                                                  1,735                               1,735

Stockholders' equity:
 Preferred stock $.01 par value, authorized 1,000,000 shares                -                                   -
 Common stock $.01 par value, authorized 15,000,000 shares;
      issued and outstanding 8,640,556 shares as of May 3, 1997
      and 8,639,056 shares as of February 1, 1997                          86                                  86
 Paid-in capital                                                       79,144                              79,133
 Retained earnings                                                     14,174                              13,079
---------------------------------------------------------------------------------------------------------------------
                                                                       93,404                              92,298

Less stock subscriptions receivable                                       525                                 400
---------------------------------------------------------------------------------------------------------------------
Net stockholders' equity                                               92,879                              91,898
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                           $160,948                            $159,351
=====================================================================================================================

See accompanying notes to consolidated financial statements

Buttrey Food and Drug Stores Company and Subsidiary


Consolidated Statements of Operations
=====================================================================================================================
(Dollar Amounts in Thousands, Except Per Share Data)
---------------------------------------------------------------------------------------------------------------------
                                                                                            13 Weeks Ended
                                                                                       --------------------------
                                                                                         May 3,           May 4,
                                                                                          1997             1996
---------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
Sales                                                                                  $  94,934       $   88,135
Cost of sales and related occupancy expenses                                              71,090           67,013
---------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                              23,844           21,122

Marketing, general, and administrative expenses                                           21,222           19,291
---------------------------------------------------------------------------------------------------------------------
Operating income                                                                           2,621            1,831

Other income / (expense):
 Loss on disposal of owned property                                                           (1)               -
 Interest income                                                                              13               27
 Interest expense                                                                           (808)            (640)
---------------------------------------------------------------------------------------------------------------------
                                                                                            (796)            (613)
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                               1,825            1,218

Income tax provision                                                                         730              487
---------------------------------------------------------------------------------------------------------------------

Net earnings                                                                          $    1,095       $      731
=====================================================================================================================

Net earnings per share                                                                $     0.13       $     0.08
=====================================================================================================================
Weighted average common and common
     equivalent shares outstanding                                                     8,724,944        8,612,525
=====================================================================================================================


Consolidated Statements of Stockholders' Equity
=====================================================================================================================
(Dollar Amounts in Thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                                                             Net
                                            Common         Paid-in       Retained          Stock        stockholders'
                                             stock         capital       earnings       subscriptions       equity
---------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1997                  $86           $79,133        $13,079           $(400)          $91,898
Net additions on stock subscriptions           -                11              -            (125)             (114)
Net earnings                                   -                 -          1,095               -             1,095
---------------------------------------------------------------------------------------------------------------------

Balance at May 3, 1997 (unaudited)           $86           $79,144        $14,174           $(525)          $92,879
=====================================================================================================================

See accompanying notes to consolidated financial statements

Buttrey Food and Drug Stores Company and Subsidiary

Consolidated Statements of Cash Flows
=====================================================================================================================
(Dollar Amounts in Thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                                             13 Weeks Ended
                                                                                       ---------------------------
                                                                                         May 3,            May 4,
                                                                                          1997              1996
---------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
OPERATING ACTIVITIES:

Net income                                                                              $ 1,095           $   731
Adjustments to reconcile income to net cash
provided by operating activities:
   Depreciation                                                                           2,481             2,026
   Amortization                                                                             112                45
   Loss on disposal of owned property                                                        (1)                -
   Changes in operating assets and liabilities:
 Decrease (increase) in accounts receivable                                                 156               (61)
 Decrease (increase) in inventories                                                      (1,013)              379
 Increase in prepaid expenses                                                               (28)               (3)
 Increase in accounts payable                                                               207             2,918
 Decrease in accrued payroll and benefits                                                  (342)           (1,062)
 Decrease in accrued expenses and reserves                                                 (805)             (624)
 Decrease in accrued interest payable                                                       (38)              (55)
 Increase in accrued income taxes                                                           730               703
---------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                 2,554             4,997
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Purchase of property and equipment                                                       (2,326)           (3,252)
Proceeds from sale of property and equipment                                                  -                 6
Increase in other assets                                                                   (988)              (64)
---------------------------------------------------------------------------------------------------------------------

Net cash (used) by investing activities                                                  (3,314)           (3,310)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

Increase (decrease) on long-term debt                                                       965              (568)
Increase on stock subscriptions receivable                                                 (125)                -
Issuance of common stock                                                                     11                 -
Payments on capital lease obligations                                                      (102)              (91)
Decrease in notes payable, net                                                                -               (15)
---------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                            749              (674)
---------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                       (11)            1,013

Cash and cash equivalents at beginning of period                                          5,075             6,140
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                              $ 5,064           $ 7,153
=====================================================================================================================

See accompanying notes to consolidated financial statements

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY
________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Buttrey Food and Drug Stores Company ("Buttrey" or the "Company") Annual Report on Form 10-K for the year ended February 1, 1997.

     The information furnished reflects, in the opinion of the management of the Company, all material adjustments consisting only of normal recurring accruals necessary to present fairly the Company's financial condition and its results of operations.

     SFAS No. 128, Earnings per Share, was issued in February 1997 and will replace the presentation of primary earnings per share ("EPS") with a presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the diluted EPS computation.

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

GENERAL

     Buttrey is a food and drug retailer in Montana and in the market areas it serves in Wyoming and western North Dakota. Founded in Montana in 1896, the Company currently operates 43 stores, and a mail order pharmacy business. The Company is the successor to the Buttrey Food and Drug division (the "Predecessor Division") of Skaggs Alpha Beta, Inc. ("Skaggs"), an indirect, wholly-owned subsidiary of American Stores Company ("ASC"). The Company acquired certain assets and liabilities of the Predecessor Division in October 1990 in a transaction (the "Acquisition") organized by Freeman Spogli & Co. Incorporated ("FS&Co."), a private investment firm.

RISK FACTORS

     The following risk factors should be carefully considered, in addition to other information contained in this Form 10-Q.

     Certain Restrictions Imposed by Lenders

     The Company's credit agreement contains significant financial and operating covenants including, among other things, limitations on the amount of the Company's capital expenditures, restrictions on the ability of the Company to incur indebtedness, to pay dividends and to take certain other corporate actions, and requirements that the Company maintain certain financial ratios and satisfy certain financial tests. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

     Expansion Plans

     During the first quarter of 1997, the Company opened its fifth Buttrey Big Fresh store in Bozeman, Montana (replacing a smaller, outmoded Buttrey Food & Drug store previously located there), which occurred in February 1997, and acquired a store in Cody, Wyoming, which occurred in April 1997. The Company also plans to remodel approximately two stores during 1997. In addition, the Company continues to seek sites for new store construction and intends to continue the acquisition of existing stores. These plans are subject to site availability and financing, competition, zoning and other governmental regulations and general economic conditions, and no assurances can be given that such plans will not be revised as a result of such factors. In addition, the Company historically has experienced temporary disruptions and lost sales during store remodelings, and believes that this will continue in connection with future remodelings.

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

RESULTS OF OPERATIONS

     13 Weeks Ended May 3, 1997 Compared to 13 Weeks Ended May 4, 1996

     Sales for the 13 weeks ended May 3, 1997 increased $6.8 million, or 7.7%, from $88.1 million in the first quarter of 1996 to $94.9 million in the first quarter of 1997. The increase in sales reflects additional sales from the stores in Cheyenne, Laramie and Cody, Wyoming that the Company acquired during the past year and have yet to anniversary; the replacement of the Company's Bozeman, Montana store as a Buttrey Big Fresh; and an increase in comparable store sales. Comparable store sales increased 0.6% despite a more aggressive competitive environment, the severity of this year's winter, promotions run in 1996 which were not duplicated in 1997, and limited inflation.

     Gross profit for the 13 weeks ended May 3, 1997 increased $2.7 million from $21.1 million in the first quarter of 1996 to $23.8 million in the first quarter of 1997. Gross profit as a percentage of sales increased 1.1% from 24.0% in the first quarter of 1996 to 25.1% in the first quarter of 1997 as a result of lower product procurement costs and reductions in distribution expenses.

     Marketing, general and administrative ("MG&A") expenses for the 13 weeks ended May 3, 1997 increased $1.9 million from $19.3 million in the first quarter of 1996 to $21.2 million in the first quarter of 1997. The increase in MG&A is principally attributable to the operating expenses of the new stores described above, an increase in depreciation expense, an increase in administration expense, and pre-opening expenses during the quarter for both the Bozeman, Montana and the Cody, Wyoming stores. MG&A expenses as a percentage of sales increased 0.5% from 21.9% in the first quarter of 1996 to 22.4% in the first quarter of 1997.

     Operating income for the 13 weeks ended May 3, 1997 increased $0.8 million from $1.8 million, or 2.1% of sales, in the first quarter of 1996 to $2.6 million, or 2.8% of sales, in the first quarter of 1997. The increase in operating income primarily reflects the improvement in gross profit offset by the increase in MG&A expenses described above.

     Interest expense, net of interest income, for the 13 weeks ended May 3, 1997 increased $0.2 million from $0.6 million, or 0.7% of sales, in the first quarter of 1996 to $0.8 million, or 0.8% of sales, in the first quarter of 1997. The increase in net interest expense is attributable to an increase in outstanding long-term debt. See "--Liquidity and Capital Resources."

     Net income for the 13 weeks ended May 3, 1997 increased $0.4 million from $0.7 million, or $0.08 per share, in the first quarter of 1996 to $1.1 million, or $0.13 per share, in the first quarter of 1997.

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

     On September 7, 1995, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") and The CIT Group/Equipment Financing, Inc. ("CEF") providing available credit of up to $42.8 million (the "Financing Agreement"). The new facility includes a $30.0 million revolving credit facility (with a $10.0 million sublimit for letters of credit) and includes variable rate term loans totaling $12.8 million, which the Company used to refinance existing equipment financing loans resulting in lower interest rates and extended maturities. The borrowing base under which the revolving credit facility can be utilized is equal to 65% of Eligible Inventory (essentially non-perishable inventory). The estimated borrowing base as of May 3, 1997 was $24.5 million. During the third quarter of 1996, the Financing Agreement was amended to provide for a third term loan in an amount of up to $5.0 million (which the Company used to finance a substantial portion of the purchase price related to its June 1996 acquisition of the Cheyenne, Wyoming store), to increase the flexibility of the covenants relating to capital expenditures contained therein, and to make other technical changes. Under the Financing Agreement, interest is determined, at the Company's option, at a defined prime rate or at the London Interbank Offered Rate ("LIBOR") for each applicable loan as follows:

  $30.0 Working Capital Facility       prime rate plus 0.50% or LIBOR plus 2.00%

  $8.1 Term Loan I                     prime rate plus 1.00% or LIBOR plus 2.25%

  $4.7 Term Loan II                    prime rate plus 1.50% or LIBOR plus 2.65%

  $5.0 Term Loan III                   prime rate plus 1.50% or LIBOR plus 2.25%

     The Financing Agreement matures five years from inception, however, the principal portion of Term Loans I and II are amortized on a straight-line basis over 84 months and the principal portion of Term Loan III is amortized on a straight-line basis over 60 months. In the event that the Financing Agreement is not extended at the end of five years, the term loans will become due and payable. Additionally, the Financing Agreement also provides that the maturity date of all balances shall become accelerated upon a specified change in control or ownership in the Company.

     Borrowings under the Financing Agreement are secured by the Great Falls Distribution Center, a retail store location in Butte, Montana and substantially all of the personal property of the Company. The Financing Agreement contains certain financial and operating covenants, including limitations on the amount of the Company's capital expenditures, its ability to pay dividends, and its ability to incur additional debt. The Financing Agreement also requires the maintenance of certain financial ratios and the satisfaction of certain tests which require escalating levels of performance over time. The Company is currently in compliance with all such financial ratios and tests. The principal financial covenants defined in the Financing Agreement compared to the Company's actual results for the 13 weeks ended May 3, 1997 are as follows:


                                               Actual           Test
Minimum Net Worth                           $92.9 Million    $75.0 Million

Maximum Capital Expenditures                $ 2.3 Million    $19.0 Million

Maximum Net Capital Expenditures            $ 2.3 Million    $13.0 Million

Minimum Interest Charge Coverage Ratio           6.29            4.70

     As of May 3, 1997, the Company had borrowings outstanding under the revolving credit facility of $3.6 million, and letter of credit commitments of $2.6 million. The outstanding balance under Term Loan I was $6.2 million (of which $1.2 million is classified as current), under Term Loan II was $3.6 million (of which $0.7 million is classified as current), and under Term Loan III was $4.2 million (of which $1.0 million is classified as current). The Company's borrowing requirements for working capital are somewhat seasonal, reflecting increases in inventory in the fourth calendar quarter due to holiday purchases and, historically, the Company's funding of employee benefit program contributions in the first calendar quarter of each year.

     The Company has utilized equipment financing from time to time in order to finance the purchases of store equipment and vehicles. The proceeds from each of Term Loan I and Term Loan II were used by the Company to repay the remaining outstanding obligations of all prior equipment financing loans. In addition to these loans, on September 1, 1995, the Company completed a $1.2 million financing of new store equipment for the Company's new store in Butte, Montana. The loan bears interest at LIBOR plus 2.65% and is payable in equal monthly installments over four years. On July 26, 1996, the Company completed a $4.0 million loan transaction with NationsBanc Leasing Corporation ("NationsBanc") to finance the purchase of new equipment for the recently completed Great Falls, Montana remodels and to upgrade the Company's transportation fleet. Approximately $3.5 million of this loan bears interest at an 8.03% fixed rate while the remaining $0.5 million bears interest at LIBOR plus 2.35%. The loan is payable in monthly installments over 48 months. On November 4, 1996, the Company completed an additional loan transaction with NationsBanc in an amount of approximately $1.6 million, which proceeds were used by the Company to finance the Lewistown, Montana remodel and to further upgrade the Company's transportation fleet. The new loan is payable in monthly installments over 48 months and bears interest at LIBOR plus 2.35%. As of May 3, 1997, the outstanding obligation under these equipment loans aggregated $5.5 million (of which $1.6 million is classified as current).

     The Company has also entered into commitments to finance a portion of its 1997 capital expenditures. The first commitment is with MetLife Capital Corporation to finance up to $2.0 million of new store equipment and the second commitment is with General Electric Capital Corporation ("GE Capital")to finance up to $10.0 million of new store equipment. Subsequent to the close of the first quarter, the Company completed a $2.4 million dollar loan transaction with GE Capital for the financing of the fixtures and equipment at the Company's new Bozeman, Montana store. The new loan is payable in monthly installments over 60 months and bears interest at the 30-day commercial paper rate plus 2.18%.

     The Company has entered into a number of capital lease obligations for store facilities. The Company's total outstanding capital lease obligation as of May 3, 1997 was $9.3 million (of which $0.4 million is classified as current).

     Net cash provided by operating activities was $2.6 million for the 13 weeks ended May 3, 1997, as compared with $5.0 million for the 13 weeks ended May 4, 1996. The decrease in net cash provided by operating activities was primarily attributable to the net change of $3.3 million for operating assets and liabilities as a result of a larger build-up of trade payables in the first quarter of 1996, and an increase in inventory which reflected the opening of two new stores in the first quarter of 1997, partially offset by a $0.9 million increase in net income before depreciation, amortization and disposal of owned property.

     The Company spent an aggregate of $22.9 million, $10.0 million and $8.8 million on capital expenditures (primarily for acquisitions, store remodelings and ongoing maintenance of its existing store base and support functions), during 1996, 1995 and 1994, respectively. Of these amounts, the Company has funded approximately $10.6 million, $1.2 million and $9.2 million through equipment and real estate financings in 1996, 1995 and 1994, respectively. The Company plans to continue its store remodeling and development program. During the first quarter of 1997, the Company completed the acquisition of one store in Cody, Wyoming and also opened its fifth Buttrey Big Fresh store in Bozeman, Montana (replacing a smaller, outmoded Buttrey Food & Drug store previously located there). The purchase price for the Cody store was $2.4 million for fixtures and equipment and a non-compete agreement, plus $0.3 million for inventory. The Company also entered into a lease with the seller of the business for the real property on which the grocery store was previously located. The Company plans to remodel approximately two stores during 1997. For 1997, capital expenditures by the Company, including the foregoing, are estimated to be approximately $19.0 million, including approximately $7.2 million for the remodels and for the ongoing maintenance of its existing store base and support functions. Additionally, the Company also may expand the number of stores it operates through additional selective acquisitions of existing food or drug stores that will complement the Company's operations. Except for the Cody acquisition, the projected capital expenditure amount for 1997 does not include any additional amounts for potential acquisitions.

     Based upon the foregoing, and considering current and projected operating results as well as the current budgeted capital expenditures of approximately $19.0 million, the Company believes that it will have sufficient cash available, including amounts available under the Financing Agreement and cash generated from operations, and amounts available from lease and mortgage financings, to meet its liquidity needs for debt service, its capital expenditure program, working capital and general corporate purposes for the foreseeable future.

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

     The Company, after consultation with tax counsel, continues to believe in the propriety of its positions set forth in this tax returns, and it will vigorously contest the adjustments being proposed by the IRS. If the IRS were to ultimately prevail, in whole or in part, with respect to its proposed adjustments, the Company would account for such change in its tax liability by adjusting deferred tax assets and liabilities to reflect the revised tax basis of its assets, by adjusting the current tax liability to reflect the prior year taxes due, and by applying the effect of those adjustments to increase goodwill. Any interest related to prior year taxes due would be expensed when accruable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on May 28, 1997 to elect ten directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

     All ten nominees for director were duly elected. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each nominee:

                                                       Abstentions
                                       Against or      and Broker
Nominee                     For         Withheld        Nonvotes
-------                     ---        ----------      -----------

Joseph H. Fernandez       8,258,590       12,247             0
Matt L. Figel             8,260,226       10,611             0
Robert P. Gannon          8,260,226       10,611             0
Michael P. Malone         8,260,026       10,811             0
Wayne S. Peterson         8,258,790       12,047             0
J. Frederick Simmons      8,260,226       10,611             0
Peter J. Sodini           8,260,226       10,611             0
Ronald P. Spogli          8,260,226       10,611             0
William M. Wardlaw        8,260,226       10,611             0
Thomas C. Young           8,260,426       10,411             0

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 16, 1997               BUTTREY FOOD AND DRUG
                                    STORES COMPANY
                                    (Registrant)



                                    /s/ Wayne S. Peterson
                                    -----------------------------
                                    Wayne S. Peterson
                                    Senior Vice President, Chief Financial
                                    Officer and Secretary
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)