Form 10-Q
period 1997-08-02
BUTTREY FOOD & DRUG STORES CO
filed 1997-09-16
CIK 882256

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         ____________________________

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended August 2, 1997
                                 or

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

                            Yes [ X ]       No [  ]

     The number of shares of the registrant's Common Stock outstanding at September 15, 1997 was 8,642,131 shares

                      EXHIBIT INDEX APPEARS AT PAGE 12

                         ============================

                     BUTTREY FOOD AND DRUG STORES COMPANY
                                AND SUBSIDIARY

                                 FORM 10-Q

                 For the Quarterly Period Ended August 2, 1997


                                 INDEX

Part I.  Financial Information                                                               Page
     Item 1.  Financial Statements

              a)  Consolidated Balance Sheets as of August 2, 1997 (unaudited)
                  and February 1, 1997                                                         3

              b)  Consolidated Statements of Operations for the 13 weeks and the
                  26 weeks ended August 2, 1997 (unaudited) and August 3, 1996
                  (unaudited)                                                                  4

              c)  Consolidated Statement of Stockholders' Equity as of February
                  1, 1997 and August 2, 1997 (unaudited)                                       4

              d)  Consolidated Statements of Cash Flows for the 13 weeks and the
                  26 weeks ended August 2, 1997 (unaudited) and August 3, 1996
                  (unaudited)                                                                  5

              e)  Notes to Consolidated Financial Statements                                   6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                            7

Part II.  Other Information

     Item 1.  Legal Proceedings                                                               12

     Item 6.  Exhibits and Reports on Form 8-K                                                12

Signatures                                                                                    13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Buttrey Food and Drug Stores Company and Subsidiary

Consolidated Balance Sheets
=====================================================================================================================
(Dollar Amounts in Thousands)
---------------------------------------------------------------------------------------------------------------------
                                     ASSETS
                                                                                 August 2,                February 1,
                                                                                   1997                      1997
---------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
Current assets:
 Cash and cash equivalents                                                       $ 10,148                  $  5,075
 Accounts receivable                                                                4,616                     4,905
 Inventories                                                                       43,098                    42,741
 Prepaid expenses                                                                   1,197                     1,514
 Deferred tax asset                                                                   444                       544
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                               59,503                    54,779

Property and equipment, at cost                                                   155,699                   152,900
Less accumulated depreciation                                                      59,042                    54,417
---------------------------------------------------------------------------------------------------------------------
Net property and equipment                                                         96,657                    98,483

Intangible assets, net                                                              6,987                     4,145
Other assets                                                                          693                       591
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                     $163,840                  $157,998
=====================================================================================================================

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt                                          $  5,054                  $  6,128
 Current obligations under capital leases                                             455                       428
 Accounts payable                                                                  21,680                    18,561
 Accrued payroll and benefits                                                       8,418                     7,552
 Accrued expenses and reserves                                                      3,985                     4,869
 Accrued interest payable                                                           1,419                       131
 Income taxes                                                                       1,630                         -
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          42,641                    37,669

Long-term debt                                                                     18,163                    18,569
Obligations under capital leases                                                    8,723                     8,957
Deferred taxes payable                                                                805                       905
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  70,332                    66,100

Stockholders' equity:
 Preferred stock $.01 par value, authorized 1,000,000 shares                            -                         -
 Common stock $.01 par value, authorized 15,000,000 shares;
      issued and outstanding 8,640,556 shares as of August 2, 1997
      and 8,639,056 shares as of February 1, 1997                                      86                        86
 Paid-in capital                                                                   79,144                    79,133
 Retained earnings                                                                 14,803                    13,079
---------------------------------------------------------------------------------------------------------------------
                                                                                   94,033                    92,298

Less stock subscriptions receivable                                                   525                       400
---------------------------------------------------------------------------------------------------------------------
Net stockholders' equity                                                           93,508                    91,898
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                       $163,840                  $157,998
=====================================================================================================================

See accompanying notes to consolidated financial statements

Buttrey Food and Drug Stores Company and Subsidiary

Consolidated Statements of Operations
========================================================================================================
(Dollar Amounts in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------------------------------
                                                         13 Weeks Ended              26 Weeks Ended
                                                     ------------------------   ----------------------
                                                     August 2,      August 3,   August 2,    August 3,
                                                       1997           1996         1997         1996
--------------------------------------------------------------------------------------------------------
                                                          (unaudited)                 (unaudited)
Sales                                               $ 101,125     $   94,082   $  196,059   $  182,217
Cost of sales and related occupancy expenses           75,965         72,117      147,055      139,129
--------------------------------------------------------------------------------------------------------

Gross Profit                                           25,160         21,965       49,004       43,088

Marketing, general, and administrative expenses        22,095         19,633       43,318       38,925
--------------------------------------------------------------------------------------------------------

Operating income                                        3,065          2,332        5,686        4,163

Other income / (expense):
 Gain / (loss) on disposal of owned property                -             11           (1)          11
 Interest income                                           41             29           54           57
 Interest expense                                        (785)          (669)      (1,592)      (1,309)
 Interest expense - tax settlement                     (1,274)             -       (1,274)           -
--------------------------------------------------------------------------------------------------------
                                                       (2,018)          (629)      (2,813)      (1,241)
--------------------------------------------------------------------------------------------------------
Earnings before income taxes                            1,047          1,703        2,873        2,922

Income tax provision                                      419            680        1,149        1,168
--------------------------------------------------------------------------------------------------------
Net earnings                                        $     628     $    1,023   $    1,724   $    1,754
========================================================================================================
Net earnings per share                              $    0.07     $     0.12   $     0.20   $     0.20
========================================================================================================
Weighted average common and common
     equivalent shares outstanding                   8,738,681     8,640,057   $8,731,813   $8,626,291
========================================================================================================

Consolidated Statements of Stockholders' Equity
========================================================================================================
(Dollar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------
                                                                                               Net
                                        Common     Paid-in      Retained        Stock      stockholders'
                                         stock     capital      earnings    subscriptions      equity
--------------------------------------------------------------------------------------------------------
Balance at February 1, 1997             $  86      $79,133        $13,079         $(400)       $91,898
Net additions on stock subscriptions        -           11              -          (125)          (114)
Net earnings                                -            -          1,724             -          1,724
--------------------------------------------------------------------------------------------------------
Balance at August 2, 1997 (unaudited)   $  86      $79,144        $14,803         $(525)       $93,508
========================================================================================================

See accompanying notes to consolidated financial statements

Buttrey Food and Drug Stores Company and Subsidiary

Consolidated Statements of Cash Flows
=========================================================================================================
(Dollar Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------

                                                           13 Weeks Ended                 26 Weeks Ended
                                                     -------------------------      -----------------------
                                                       August 2,      August 3,      August 2,    August 3,
                                                         1997           1996          1997          1996
-----------------------------------------------------------------------------------------------------------
                                                            (unaudited)                 (unaudited)

OPERATING ACTIVITIES:
Net income                                              $   628         $1,023      $ 1,724     $  1,754
Adjustments to reconcile income to net cash
provided by operating activities:
  Depreciation                                            2,560          2,138        5,040        4,164
  Amortization                                              155             37          266           82
  Loss (gain) on disposal of owned property                   -            (11)           1          (11)
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                          132            277          288          217
   Decrease (increase) in inventories                       655            353         (357)         732
   Decrease (increase) in prepaid expenses                  345            (18)         317          (22)
   Increase in accounts payable                           2,912          3,107        3,119        6,024
   Increase (decrease) in accrued payroll and benefits    1,209            734          866         (387)
   Decrease in accrued expenses and reserves               (599)          (701)      (1,405)      (1,051)
   Increase in accrued interest payable                   1,327             70        1,289           15
   Increase (decrease) in accrued income taxes            1,413           (505)       2,143          (17)
-----------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                10,737          6,504       13,291       11,500
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:

Purchase of property and equipment                         (888)        (7,643)      (3,214)     (10,889)
Increase in other assets                                 (2,215)          (383)      (3,203)        (447)
-----------------------------------------------------------------------------------------------------------

Net cash used by investing activities                    (3,103)        (8,026)      (6,417)     (11,336)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

Payments on long-term debt                               (4,829)          (534)      (3,939)      (1,101)
Proceeds from equipment financing                         2,386          3,960        2,386        3,960
Increase in management notes                                  -              -         (125)           -
Issuance of common stock                                      -              -           12            -
Payments on capital lease obligations                      (105)           (93)        (208)        (184)
Increase (decrease) in notes payable, net                    (2)            (5)          73          (20)
-----------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities         (2,550)         3,328       (1,801)       2,655
-----------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                     5,084          1,806        5,073        2,819

Cash and cash equivalents at beginning of period          5,064          7,153        5,075        6,140
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period              $10,148         $8,959      $10,148     $  8,959
=========================================================================================================

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

  The Company has reached a proposed settlement with the Internal Revenue Service ("IRS") with regard to adjustments associated with the Company's initial acquisition of assets. As previously disclosed, the Company had received notice from the IRS on December 1, 1995 of proposed adjustments for the Company's fiscal periods 1991 to 1994. These proposed adjustments would have resulted in additional federal taxes of $5,600,000, plus interest from the date when such additional taxes are asserted to have been due to the date of payment.

  Under the terms of the proposed settlement, pending final approval by the IRS, the Company will pay approximately $1,706,000 in federal taxes plus approximately $1,086,000 in interest. Additionally, the Company will also have corresponding state tax liabilities of approximately $483,000 plus approximately $188,000 in interest. The aggregate $2,189,000 in tax liability has been recorded on the Company's balance sheet by adjusting deferred tax assets and liabilities to reflect the revised tax basis of its assets, by adjusting the current tax liability to reflect the prior year taxes due, and by applying the effect of those adjustments to increase goodwill associated with the Company's initial acquisition of assets. These balance sheet adjustments had no effect on current income. The aggregate interest of $1,274,000 ($764,000 after-tax, or $0.09 per share), however, has been recorded as an expense in the fiscal quarter ended August 2, 1997. See Part II Other Information -- Item 1. Legal Proceedings.

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

  Expansion Plans

  During the first quarter of 1997, the Company opened its fifth Buttrey Big Fresh store in Bozeman, Montana (replacing a smaller, outmoded Buttrey Food & Drug store previously located there), which occurred in February 1997, and acquired a store in Cody, Wyoming, which occurred in April 1997. The Company also plans to remodel approximately three stores during 1997. In addition, the Company continues to seek sites for new store construction and intends to continue the acquisition of existing stores. These plans are subject to site availability and financing, competition, zoning and other governmental regulations and general economic conditions, and no assurances can be given that such plans will not be revised as a result of such factors. In addition, the Company historically has experienced temporary disruptions and lost sales during store remodelings, and believes that this will continue in connection with future remodelings.

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

RESULTS OF OPERATIONS

    13 Weeks Ended August 2, 1997 Compared to 13 Weeks Ended August 3, 1996

  Sales for the 13 weeks ended August 2, 1997 increased $7.0 million, or 7.5%, from $94.1 million in the second quarter of 1996 to $101.1 million in the second quarter of 1997. The increase in sales reflects additional sales from the stores in Cheyenne, Laramie and Cody, Wyoming that the Company acquired during the past year; the replacement of the Company's Bozeman, Montana store as a Buttrey Big Fresh; and an increase in comparable store sales. Comparable store sales increased 1.1% despite a more aggressive competitive environment, poor summer tourism, and limited inflation.

  Gross profit for the 13 weeks ended August 2, 1997 increased $3.2 million from $22.0 million in the second quarter of 1996 to $25.2 million in the second quarter of 1997. Gross profit as a percentage of sales increased 1.6% from 23.3% in the second quarter of 1996 to 24.9% in the second quarter of 1997 as a result primarily of lower product procurement costs.

  Marketing, general and administrative ("MG&A") expenses for the 13 weeks ended August 2, 1997 increased $2.5 million from $19.6 million in the second quarter of 1996 to $22.1 million in the second quarter of 1997. The increase in MG&A is principally attributable to the operating expenses of the new stores described above, an increase in depreciation expense, and an increase in administration expense. MG&A expenses as a percentage of sales increased 0.9% from 20.9% in the second quarter of 1996 to 21.8% in the second quarter of 1997.

  Operating income for the 13 weeks ended August 2, 1997 increased $0.8 million from $2.3 million, or 2.5% of sales, in the second quarter of 1996 to $3.1 million, or 3.0% of sales, in the second quarter of 1997. The increase in operating income primarily reflects the improvement in gross profit offset by the increase in MG&A expenses described above.

  Interest expense, net of interest income, for the 13 weeks ended August 2, 1997 increased $0.2 million from $0.6 million, or 0.7% of sales, in the second quarter of 1996 to $2.0 million, or 2.0% of sales, in the second quarter of 1997. Interest expense for the second quarter of 1997 includes a one-time interest charge of $1.3 million associated with the proposed IRS tax settlement (See Part II Other Information -- Item 1. Legal Proceedings). Excluding this one-time charge, interest expense, net of interest income, for the 13 weeks ended August 2, 1997 increased $0.1 million from $0.6 million, or 0.7% of sales, in the second quarter of 1996 to $0.7 million, or 0.7% of sales, in the second quarter of 1997. The increase in net interest expense, excluding the one-time charge, is attributable to an increase in outstanding long-term debt. See "--Liquidity and Capital Resources."

  Net income for the 13 weeks ended August 2, 1997 decreased $0.4 million from $1.0 million, or $0.12 per share, in the second quarter of 1996 to $0.6 million, or $0.07 per share, in the second quarter of 1997. Excluding the one-time interest charge described above of $1.3 million ($0.8 million after-tax, or $0.09 per share), net income for the 13 weeks ended August 2, 1997 increased $0.4 million from $1.0 million, or $0.12 per share, in the second quarter of 1996 to $1.4 million, or $0.16 per share, in the second quarter of 1997.

    26 Weeks Ended August 2, 1997 Compared to 26 Weeks Ended August 3, 1996

  Sales for the 26 weeks ended August 2, 1997 increased $13.9 million, or 7.6%, from $182.2 million in 1996 to $196.1 million in 1997. The increase in sales reflects additional sales from the stores in

Cheyenne, Laramie and Cody, Wyoming that the Company acquired during the past year; the replacement of the Company's Bozeman, Montana store as a Buttrey Big Fresh; and an increase in comparable store sales. Comparable store sales increased 0.9% despite a more aggressive competitive environment, the severity of this year's winter, promotions run in 1996 which were not duplicated in 1997, poor summer tourism and limited inflation.

  Gross profit for the 26 weeks ended August 2, 1997 increased $5.9 million from $43.1 million in 1996 to $49.0 million in 1997. Gross profit as a percentage of sales increased 1.4% from 23.6% in 1996 to 25.0% in 1997 as a result of lower product procurement costs.

  MG&A expenses for the 26 weeks ended August 2, 1997 increased $4.4 million from $38.9 million in 1996 to $43.3 million in 1997. The increase in MG&A is principally attributable to the operating expenses of the new stores described above, an increase in depreciation expense, an increase in administration expense, and pre-opening expenses during the first quarter for both the Bozeman, Montana and the Cody, Wyoming stores. MG&A expenses as a percentage of sales increased 0.7% from 21.4% in 1996 to 22.1% in 1997.

  Operating income for the 26 weeks ended August 2, 1997 increased $1.5 million from $4.2 million, or 2.3% of sales, in 1996 to $5.7 million, or 2.9% of sales, in 1997. The increase in operating income primarily reflects the improvement in gross profit offset by the increase in MG&A expenses described above.

  Interest expense, net of interest income, for the 26 weeks ended August 2, 1997 increased $1.5 million from $1.3 million, or 0.7% of sales, in 1996 to $2.8 million, or 1.4% of sales, in 1997. Interest expense for the second quarter of 1997 includes a one-time interest charge of $1.3 million associated with the proposed IRS tax settlement (See Part II Other Information -- Item 1. Legal Proceedings). Excluding this one-time charge, interest expense, net of interest income, for the 26 weeks ended August 2, 1997 increased $0.2 million from $1.3 million, or 0.7% of sales, in 1996 to $1.5 million, or 0.8% of sales, in 1997. The increase in net interest expense, excluding the one-time charge, is attributable to an increase in outstanding long-term debt. See "--Liquidity and Capital Resources."

  Net income for the 26 weeks ended August 2, 1997 decreased $31,000 from $1,754,000, or $0.20 per share, in 1996 to $1,724,000, or $0.20 per share, in
1997. Excluding the one-time interest charge described above of $1,274,000 ($764,000 after-tax, or $0.09 per share), net income for the 26 weeks ended August 2, 1997 increased $733,000 from $1,754,000, or $0.20 per share, in 1996 to $2,488,000, or $0.29 per share, in 1997.

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

  On September 7, 1995, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") and The CIT Group/Equipment Financing, Inc. ("CEF") providing available credit of up to $42.8 million (the "Financing Agreement"). The new facility includes a $30.0 million revolving credit facility (with a $10.0 million sublimit for letters of credit) and includes variable rate term loans totaling $12.8 million, which the Company used to refinance existing equipment financing loans resulting in lower interest rates and extended maturities. The borrowing base under which the revolving credit facility can be utilized is equal to 65% of Eligible Inventory (essentially non-perishable inventory). The estimated borrowing base as of August 2, 1997 was $24.1 million. During the third quarter of 1996, the Financing Agreement was amended to provide for a third term loan in an amount of up to $5.0 million (which the Company used to finance a substantial portion of the purchase price related to its June 1996 acquisition of the Cheyenne, Wyoming store), to increase the flexibility of the covenants relating to capital expenditures contained therein, and to make other technical changes. Under the Financing Agreement, interest is determined, at the Company's option, at a defined prime rate or at the London Interbank Offered Rate ("LIBOR") for each applicable loan as follows:

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

  Borrowings under the Financing Agreement are secured by the Great Falls Distribution Center, a retail store location in Butte, Montana and substantially all of the personal property of the Company. The Financing Agreement contains certain financial and operating covenants, including limitations on the amount of the Company's capital expenditures, its ability to pay dividends, and its ability to incur additional debt. The Financing Agreement also requires the maintenance of certain financial ratios and the satisfaction of certain tests which require escalating levels of performance over time. The Company is currently in compliance with all such financial ratios and tests. The principal financial covenants defined in the Financing Agreement compared to the Company's actual results for the 26 weeks ended August 2, 1997 are as follows:

                                               Actual           Test
Minimum Net Worth                           $93.5 Million   $75.0 Million

Maximum Capital Expenditures                $ 3.2 Million   $19.0 Million

Maximum Net Capital Expenditures            $ 0.8 Million   $13.0 Million

Minimum Interest Charge Coverage Ratio               6.49            4.70

  As of August 2, 1997, the Company had no borrowings outstanding under the revolving credit facility except for letter of credit commitments of $2.6 million. The outstanding balance under Term Loan I was $5.9 million (of which $1.2 million is classified as current), under Term Loan II was $3.4 million (of which $0.7 million is classified as current), and under Term Loan III was $4.0 million (of which $1.0 million is classified as current). The Company's borrowing requirements for working capital are somewhat seasonal, reflecting increases in inventory in the fourth calendar quarter due to holiday purchases and, historically, the Company's funding of employee benefit program contributions in the first calendar quarter of each year.

  The Company has utilized equipment financing from time to time in order to finance the purchases of store equipment and vehicles. The proceeds from each of Term Loan I and Term Loan II were used by the Company to repay the remaining outstanding obligations of all prior equipment financing loans. In addition to these loans, on September 1, 1995, the Company completed a $1.2 million financing of new store equipment for the Company's new store in Butte, Montana. The loan bears interest at LIBOR plus 2.65% and is payable in equal monthly installments over four years. On July 26, 1996, the Company completed a $4.0 million loan transaction with NationsBanc Leasing Corporation ("NationsBanc") to finance the purchase of new equipment for the recently completed Great Falls, Montana remodels and to upgrade the Company's transportation fleet. Approximately $3.5 million of this loan bears interest at an 8.03% fixed rate while the remaining $0.5 million bears interest at LIBOR plus 2.35%. The loan is payable in monthly installments over 48 months. On November 4, 1996, the Company completed an additional loan transaction with NationsBanc in an amount of approximately $1.6 million, which proceeds were used by the Company to finance the Lewistown, Montana remodel and to further upgrade the Company's transportation fleet. The new loan is payable in monthly installments over 48 months and bears interest at LIBOR plus 2.35%. As of August 2, 1997, the outstanding obligation under these equipment loans aggregated $5.1 million (of which $1.7 million is classified as current).

  The Company has also entered into commitments to finance a portion of its 1997 capital expenditures. The first commitment is with MetLife Capital Corporation to finance up to $2.0 million of new store equipment and the second commitment is with General Electric Capital Corporation ("GE Capital")to finance up to $10.0 million of new store equipment. During the second quarter, the Company completed a $2.4 million dollar loan transaction with GE Capital for the financing of the fixtures and equipment at the Company's new Bozeman, Montana store. The new loan is payable in monthly installments over 60 months and bears interest at the 30-day commercial paper rate plus 2.18%. As of August 2, 1997, the outstanding obligation under this equipment loan was $2.3 million (of which $0.5 million is classified as current).

  The Company has entered into a number of capital lease obligations for store facilities. The Company's total outstanding capital lease obligation as of August 2, 1997 was $9.2 million (of which $0.5 million is classified as current).

  Net cash provided by operating activities was $13.3 million for the 26 weeks ended August 2, 1997, as compared with $11.5 million for the 26 weeks ended August 3, 1996. The increase in net cash provided by operating activities was primarily attributable to a $1.0 million increase in net income before depreciation, amortization and disposal of owned property and $0.8 million for net changes in operating assets and liabilities.

  The Company spent an aggregate of $22.9 million, $10.0 million and $8.8 million on capital expenditures (primarily for acquisitions, store remodelings and ongoing maintenance of its existing store base and support functions), during fiscal years 1996, 1995 and 1994, respectively. Of these amounts, the Company has funded approximately $10.6 million, $1.2 million and $9.2 million through equipment and real estate financings in fiscal years 1996, 1995 and 1994, respectively. The Company plans to continue its store remodeling and development program. During the first quarter of 1997, the Company completed the acquisition of one store in Cody, Wyoming and also opened its fifth Buttrey Big Fresh store in Bozeman, Montana (replacing a smaller, outmoded Buttrey Food & Drug store previously located there). The purchase price for the Cody store was $2.4 million for fixtures and equipment and a non-compete agreement, plus $0.3 million for inventory. The Company also entered into a lease with the seller of the business for the real property on which the grocery store was previously located. The Company plans to remodel approximately three stores during 1997. For 1997, capital expenditures by the Company, including the foregoing, are estimated to be approximately $19.0 million, including approximately $7.2 million for the remodels and for the ongoing maintenance of its existing store base and support functions. Additionally, the Company also may expand the number of stores it operates through additional selective acquisitions of existing food or drug stores that will complement the Company's operations. Except for the Cody acquisition, the projected capital expenditure amount for 1997 does not include any additional amounts for potential acquisitions.

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

  During August 1997, the Company reached a proposed settlement with the IRS with regard to adjustments associated with the Company's initial acquisition of assets. Under the terms of the proposed settlement, pending final approval by the IRS, the Company will pay approximately $1,706,000 in federal taxes plus approximately $1,086,000 in interest. Additionally, the Company will also have corresponding state tax liabilities of approximately $483,000 plus approximately $188,000 in interest. The aggregate $2,189,000 in tax liability has been recorded on the Company's balance sheet by adjusting deferred tax assets and liabilities to reflect the revised tax basis of its assets, by adjusting the current tax liability to reflect the prior year taxes due, and by applying the effect of those adjustments to increase goodwill associated with the Company's initial acquisition of assets. The aggregate interest of $1,274,000 ($764,000 after-tax, or $0.09 per share), however, has been recorded as an expense in the fiscal quarter ended August 2, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit Number

         10.1 Letter Amendment dated August 1, 1997 to Financing Agreement dated September 7, 1995 by and among the Company, CITBC and CEF.

         27.1 Financial Data Schedule

         (b) Reports on Form 8-K

  During the quarter ended August 2, 1997, the Company did not file any reports on Form 8-k

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  September 15, 1997            BUTTREY FOOD AND DRUG STORES COMPANY
                                      (Registrant)


                                      /s/ Wayne S. Peterson
                                      -----------------------------------
                                      Wayne S. Peterson
                                      Senior Vice President, Chief Financial
                                      Officer and Secretary
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)