Form 10-Q
period 1997-11-01
BUTTREY FOOD & DRUG STORES CO
filed 1997-12-05
CIK 882256

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                         ____________________________

                                   FORM 10-Q

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934
            For the Quarterly Period Ended November 1, 1997
                                 or
[_]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934
            For the transition period from  to

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

                                         Yes [X]       No [_]

The number of shares of the registrant's Common Stock outstanding at December 4, 1997 was 8,644,631 shares

                THERE ARE NO EXHIBITS FILED WITH THIS FORM 10-Q
             ======================================================

                     BUTTREY FOOD AND DRUG STORES COMPANY
                                AND SUBSIDIARY

                                   FORM 10-Q

                For the Quarterly Period Ended November 1, 1997


                                     INDEX


Part I.  Financial Information                                                                            Page
        Item 1.  Financial Statements

             a)           Consolidated Balance Sheets
                          as of November 1, 1997 (unaudited) and February 1, 1997                            3

             b)           Consolidated Statements of Operations for the 13 weeks
                          and the 39 weeks ended November 1, 1997 (unaudited) and                            4
                          November 2, 1996 (unaudited)

             c)           Consolidated Statement of Stockholders' Equity
                          as of February 1, 1997 and November 1, 1997 (unaudited)                            4

             d)           Consolidated Statements of Cash Flows for the 13 weeks
                          and the 39 weeks ended November 1, 1997 (unaudited) and                            5
                          November 2, 1996 (unaudited)

             e)           Notes to Consolidated Financial Statements                                         6

        Item 2.           Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                                7

Part II.  Other Information

        Item 1.  Legal Proceedings                                                                          12

        Item 6.  Exhibits and Reports on Form 8-K                                                           12

Signatures                                                                                                  13

 PART I - FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS
 BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS
 -----------------------------------------------------------------------------------------------------------------------------------
 (Dollar Amounts in Thousands)
 -----------------------------------------------------------------------------------------------------------------------------------

                                   ASSETS
                                                                            November 1,      February 1,
                                                                                1997            1997
 -----------------------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
 Current assets:
   Cash and cash equivalents                                                 $   4,751         $   5,075
   Accounts receivable                                                           4,693             4,905
   Inventories                                                                  47,332            42,741
   Prepaid expenses                                                              1,303             1,514
   Deferred tax asset                                                              444               544
 -----------------------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                           58,523            54,779

 Property and equipment, at cost                                               160,108           152,900
 Less accumulated depreciation                                                  61,606            54,417
 -----------------------------------------------------------------------------------------------------------------------------------

 NET PROPERTY AND EQUIPMENT                                                     98,502            98,483

 Intangible assets, net                                                          6,853             4,145
 Other assets                                                                      746               591
------------------------------------------------------------------------------------------------------------------------------------

 TOTAL ASSETS                                                                $ 164,624         $ 157,998
 ===================================================================================================================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current installments of long-term debt                                    $   6,675         $   6,128
   Current obligations under capital leases                                        468               428
   Accounts payable                                                             22,796            18,561
   Accrued payroll and benefits                                                  8,235             7,552
   Accrued expenses and reserves                                                 4,460             4,869
   Accrued interest payable                                                         74               131
   Income taxes                                                                    992                 -
 -----------------------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                                      43,700            37,669

 Long-term debt                                                                 16,866            18,569
 Obligations under capital leases                                                8,601             8,957
 Deferred taxes payable                                                            805               905
 -----------------------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                              69,972            66,100

 Stockholders' equity:
   Preferred stock $.01 par value, authorized 1,000,000 shares                       -                 -
   Common stock $.01 par value, authorized 15,000,000 shares;
        issued and outstanding 8,644,631 shares as of November 1, 1997
        and 8,639,056 shares as of February 1, 1997                                 86                86
   Paid-in capital                                                              79,174            79,133
   Retained earnings                                                            15,917            13,079
 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                95,177            92,298

 Less stock subscriptions receivable                                               525               400
 -----------------------------------------------------------------------------------------------------------------------------------

 NET STOCKHOLDERS' EQUITY                                                       94,652            91,898
 -----------------------------------------------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 164,624          $157,998
 ===================================================================================================================================

 See accompanying notes to consolidated financial statements

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
(Dollar Amounts in Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------


                                                                   13 Weeks Ended                         39 Weeks Ended
                                                       ----------------------------------         ----------------------------------
                                                             November 1,       November 2,        November 1,           November 2,
                                                                1997              1996               1997                  1996
 -----------------------------------------------------------------------------------------------------------------------------------
                                                                       (unaudited)                               (unaudited)
 SALES                                                       $   96,290        $   92,843         $    292,349         $   275,059
 Cost of sales and related occupancy expenses
                                                                 72,645            70,966              219,700             210,095
 ----------------------------------------------------------------------------------------------------------------------------------
 GROSS PROFIT                                                    23,645            21,876               72,649              64,964

 Marketing, general, and administrative expenses                 21,092            19,913               64,410              58,838
 -----------------------------------------------------------------------------------------------------------------------------------

 OPERATING INCOME                                                 2,553             1,963                8,239               6,126

 Other income / (expense):
   Gain (loss) on disposal of property and equipment                  -                 -                  (1)                  11
   Interest income                                                   62                58                 116                  114
   Interest expense                                                (758)             (783)             (2,351)              (2,092)
   Interest expense - tax settlement                                -                 -                (1,274)
 -----------------------------------------------------------------------------------------------------------------------------------
                                                                   (696)             (725)             (3,509)              (1,967)

 -----------------------------------------------------------------------------------------------------------------------------------
 EARNINGS BEFORE INCOME TAXES                                     1,857             1,238               4,729                4,159

 Income tax provision                                               743               489               1,892                1,657
 -----------------------------------------------------------------------------------------------------------------------------------

 NET EARNINGS                                                $    1,114        $      749         $     2,838          $     2,501
 ===================================================================================================================================


 Net earnings per share                                      $     0.13        $     0.09         $      0.32          $      0.29
 ===================================================================================================================================


 WEIGHTED AVERAGE COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING                           8,797,163         8,626,045           8,797,163            8,626,209
 -----------------------------------------------------------------------------------------------------------------------------------


 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 ----------------------------------------------------------------------------------------------------------------------------------
 (Dollar Amounts in Thousands)
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                Retained                                   Net
                                           Common           Paid-in             earnings            Stock             stockholder's
                                           stock            capital            (deficit)        subscriptions             equity
 ----------------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1997             $     86       $    79,133         $    13,079         $    (400)             $   91,898
Net additions on stock subscriptions          -                 41                  -               (125)                    (84)
Net earnings                                  -                 -                2,838                -                    2,838
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 1, 1997 (UNAUDITED) $     86       $    79,174         $    15,917         $    (525)             $   94,652
===================================================================================================================================

See accompanying notes to consolidated financial statements

 BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY


 CONSOLIDATED STATEMENTS OF CASH FLOWS
 -----------------------------------------------------------------------------------------------------------------------------------
 (Dollar Amounts in Thousands)
 -----------------------------------------------------------------------------------------------------------------------------------

                                                                             13 Weeks Ended               39 Weeks Ended
                                                                       -------------------------     -------------------------------
                                                                       November 1,    November 2,    November 1,   November 2,
                                                                          1997           1996          1997          1996
 -----------------------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)                     (unaudited)
 OPERATING ACTIVITIES:

 Net income                                                               $  1,114        $   749       $  2,838      $  2,501
 Adjustments to reconcile income to net cash
 provided by operating activities:
   Depreciation                                                              2,564          2,272           7604         6,436
   Amortization                                                                144            118            410           200
   Loss (gain) on disposal of property and equipment                             -              -              1           (11)
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                                 (77)           (47)           211           170
    Increase in inventories                                                 (4,233)        (4,642)        (4,590)       (3,910)
    Decrease (increase) in prepaid expenses                                   (106)          (117)           211          (138)
    Increase (decrease) in accounts payable                                  1,116           (473)         4,235         5,552
    Increase (decrease) in accrued payroll and benefits                       (183)          (306)           683          (693)
    Increase (decrease) in accrued expenses and reserves                       470            279           (935)         (772)
    Decrease in accrued interest payable                                    (1,345)           (59)           (56)          (44)
    Increase (decrease) in accrued income taxes                               (638)          (216)         1,505          (233)
 ----------------------------------------------------------------------------------------------------------------------------------

 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (1,174)        (2,442)        12,117         9,058
 ----------------------------------------------------------------------------------------------------------------------------------


 INVESTING ACTIVITIES:

 Purchase of property and equipment                                         (4,409)        (4,871)        (7,623)      (15,759)
 Increase in other assets                                                      (58)          (795)        (3,262)       (1,243)
 ----------------------------------------------------------------------------------------------------------------------------------


 NET CASH USED BY INVESTING ACTIVITIES                                      (4,467)        (5,666)       (10,885)      (17,002)
----------------------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:

 Increase (decrease) on long-term debt                                         326         (1,032)        (3,613)       (2,133)
 Proceeds from equipment financing                                               -          6,500          2,386        10,460
 Increase in management notes                                                    -              -           (125)            -
 Issuance of common stock                                                       29              -             41
 Payments on capital lease obligations                                        (108)           (96)          (316)         (280)
 Increase (decrease) in notes payable, net                                      (2)             -             71           (20)
 ----------------------------------------------------------------------------------------------------------------------------------

 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              245          5,372         (1,556)        8,027
 ----------------------------------------------------------------------------------------------------------------------------------

 Increase (decrease) in cash and cash equivalents                           (5,396)        (2,736)          (324)           83

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           10,147          8,959          5,075         6,140
 ----------------------------------------------------------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  4,751        $ 6,223       $  4,751      $  6,223
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

  This statement will be effective for the Company commencing February 1, 1998 and earlier application is not permitted. Once effective, this statement requires restatement of all prior-period EPS data. Pro forma basic and diluted net income per share as determined under this statement does not materially differ from the amounts as currently reported herein.

  The Company has reached a settlement with the Internal Revenue Service ("IRS"), a settlement which was formally approved on September 17, 1997, with regard to adjustments associated with the Company's initial acquisition of assets. As previously disclosed, the Company had received notice from the IRS on December 1, 1995 of proposed adjustments for the Company's fiscal periods 1991 to 1994. These proposed adjustments would have resulted in additional federal taxes of $5,600,000, plus interest from the date when such additional taxes are asserted to have been due to the date of payment.

  Under the terms of the settlement, the Company paid approximately $1,706,000 in federal taxes plus approximately $1,086,000 in interest. Additionally, the Company will have corresponding state tax liabilities of approximately $483,000 plus approximately $188,000 in interest. The aggregate $2,189,000 in tax liability has been recorded on the Company's balance sheet by adjusting deferred tax assets and liabilities to reflect the revised tax basis of its assets, by adjusting the current tax liability to reflect the prior year taxes due, and by applying the effect of those adjustments to increase goodwill associated with the Company's initial acquisition of assets. The aggregate interest of $1,274,000 ($764,000 after-tax, or $0.09 per share) was recorded as an expense in the fiscal quarter ended August 2, 1997. See Part II Other Information --
Item 1. Legal Proceedings.

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

  Expansion Plans

  During the first quarter of 1997, the Company opened its fifth Buttrey Big Fresh store in Bozeman, Montana (replacing a smaller, outmoded Buttrey Food & Drug store previously located there), which occurred in February 1997, and acquired a store in Cody, Wyoming, which occurred in April 1997. The Company also completed the remodel and conversion of three stores to the Big Fresh format during the third quarter of 1997. In addition, the Company continues to seek sites for new store construction and intends to continue the acquisition of existing stores. These plans are subject to site availability and financing, competition, zoning and other governmental regulations and general economic conditions, and no assurances can be given that such plans will not be revised as a result of such factors. In addition, the Company historically has experienced temporary disruptions and lost sales during store remodelings, and believes that this will continue in connection with future remodelings.

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

RESULTS OF OPERATIONS

  13 Weeks Ended November 1, 1997 Compared to 13 Weeks Ended November 2, 1996

  Sales for the 13 weeks ended November 1, 1997 increased $3.5 million, or 3.7%, from $92.8 million in the third quarter of 1996 to $96.3 million in the third quarter of 1997. The increase in sales reflects additional sales from the stores in Laramie and Cody, Wyoming, that the Company acquired during the past year, and the replacement of the Company's Bozeman, Montana store as a Buttrey Big Fresh, partially offset by a 0.3% decline in comparable store sales. The decline in comparable store sales is directly attributable to the extensive remodeling of the Company's three largest stores in Billings, Montana, its largest market. Excluding these three stores, comparable store sales for the 13 weeks ended November 1, 1997 increased 0.3% despite a more aggressive competitive environment, poor summer tourism, and limited inflation, including deflation in certain food categories.

  Gross profit for the 13 weeks ended November 1, 1997 increased $1.7 million from $21.9 million in the third quarter of 1996 to $23.6 million in the third quarter of 1997. Gross profit as a percentage of sales increased 1.0% from 23.6% in the third quarter of 1996 to 24.6% in the third quarter of 1997 as a result primarily of lower product procurement costs.

  Marketing, general and administrative ("MG&A") expenses for the 13 weeks ended November 1, 1997 increased $1.2 million from $19.9 million in the third quarter of 1996 to $21.1 million in the third quarter of 1997. The increase in MG&A is principally attributable to the operating expenses of the new stores described above, an increase in depreciation expense, an increase in administration expense and the expenses associated with the three remodels described above. MG&A expenses as a percentage of sales increased 0.5% from 21.4% in the third quarter of 1996 to 21.9% in the third quarter of 1997.

  Operating income for the 13 weeks ended November 1, 1997 increased $0.6 million from $2.0 million, or 2.1% of sales, in the third quarter of 1996 to $2.6 million, or 2.7% of sales, in the third quarter of 1997. The increase in operating income primarily reflects the improvement in gross profit offset by the increase in MG&A expenses described above.

  Interest expense, net of interest income, for the 13 weeks ended November 1, 1997 was $0.7 million, or 0.7% of sales, in the third quarter of 1997, equal to the $0.7 million of interest expense, or 0.8% of sales, in the third quarter of 1996.

  Net income for the 13 weeks ended November 1, 1997 increased $0.4 million from $0.7 million, or $0.09 per share, in the third quarter of 1996 to $1.1 million, or $0.13 per share, in the third quarter of 1997.


  39 Weeks Ended November 1, 1997 Compared to 39 Weeks Ended November 2, 1996

  Sales for the 39 weeks ended November 1, 1997 increased $17.2 million, or 6.3%, from $275.1 million in 1996 to $292.3 million in 1997. The increase in sales reflects additional sales from the stores in Cheyenne, Laramie and Cody, Wyoming that the Company acquired during the past year; the replacement of the Company's Bozeman, Montana store as a Buttrey Big Fresh; and an increase in comparable store sales. Comparable store sales increased 0.5% despite a more aggressive competitive environment, the severity of this year's winter, promotions run in 1996 which were not duplicated in 1997, poor summer tourism, the remodeling of three stores in Billings, Montana during the third quarter, and limited inflation, including deflation in certain food categories.

  Gross profit for the 39 weeks ended November 1, 1997 increased $7.6 million from $65.0 million in 1996 to $72.6 million in 1997. Gross profit as a percentage of sales increased 1.3% from 23.6% in 1996 to 24.9% in 1997 as a result of lower product procurement costs.

  MG&A expenses for the 39 weeks ended November 1, 1997 increased $5.6 million from $58.8 million in 1996 to $64.4 million in 1997. The increase in MG&A is principally attributable to the operating expenses of the new stores described above, an increase in depreciation expense, an increase in administration expense, pre-opening expenses during the first quarter for both the Bozeman, Montana and the Cody, Wyoming stores, and the expenses associated with the remodel of the three Billings, Montana stores. MG&A expenses as a percentage of sales increased 0.6% from 21.4% in 1996 to 22.0% in 1997.

  Operating income for the 39 weeks ended November 1, 1997 increased $2.1 million from $6.1 million, or 2.2% of sales, in 1996 to $8.2 million, or 2.8% of sales, in 1997. The increase in operating income primarily reflects the improvement in gross profit offset by the increase in MG&A expenses described above.

  Interest expense, net of interest income, for the 39 weeks ended November 1, 1997 increased $1.5 million from $2.0 million, or 0.7% of sales, in 1996 to $3.5 million, or 1.2% of sales, in 1997. Interest expense for 1997 includes a one-
time interest charge of $1.3 million associated with the IRS tax settlement   (
See Part II  Other Information -- Item 1.   Legal Proceedings).  Excluding this
one-time charge, interest expense, net of interest income, for the 39 weeks ended November 1, 1997 increased $0.2 million from $2.0 million, or 0.7% of sales, in 1996 to $2.2 million, or 0.8% of sales, in 1997. The increase in net interest expense, excluding the one-time charge, is attributable to an increase in outstanding long-term debt. See "--Liquidity and Capital Resources."

  Net income for the 39 weeks ended November 1, 1997 increased $0.3 million from $2.5 million, or $0.29 per share, in 1996 to $2.8 million, or $0.32 per share, in 1997. Excluding the one-time interest charge described above of $1,274,000 ($764,000 after-tax, or $0.09 per share), net income for the 39 weeks ended November 1, 1997 increased $1.1 million from $2.5 million, or $0.29 per share, in 1996 to $3.6 million, or $0.41 per share, in 1997.

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

  On September 7, 1995, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") and The CIT Group/Equipment Financing, Inc. ("CEF") providing available credit of up to $42.8 million (the "Financing Agreement"). The new facility includes a $30.0 million revolving credit facility (with a $10.0 million sublimit for letters of credit) and includes variable rate term loans totaling $12.8 million, which the Company used to refinance existing equipment financing loans resulting in lower interest rates and extended maturities. The borrowing base under which the revolving credit facility can be utilized is equal to 65% of Eligible Inventory (essentially non-perishable inventory). The estimated borrowing base as of November 1, 1997 was $26.9 million. During the third quarter of 1996, the Financing Agreement was amended to provide for a third term loan in an amount of up to $5.0 million (which the Company used to finance a substantial portion of the purchase price related to its June 1996 acquisition of the Cheyenne, Wyoming store), to increase the flexibility of the covenants relating to capital expenditures contained therein, and to make other technical changes. Under the Financing Agreement, interest is determined, at the Company's option, at a defined prime rate or at the London Interbank Offered Rate ("LIBOR") for each applicable loan as follows:


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

  Borrowings under the Financing Agreement are secured by the Great Falls Distribution Center, a retail store location in Butte, Montana and substantially all of the personal property of the Company. The Financing Agreement contains certain financial and operating covenants, including limitations on the amount of the Company's capital expenditures, its ability to pay dividends, and its ability to incur additional debt. The Financing Agreement also requires the maintenance of certain financial ratios and the satisfaction of certain tests which require escalating levels of performance over time. The Company is currently in compliance with all such financial ratios and tests. The principal financial covenants defined in the Financing Agreement compared to the Company's actual results for the 39 weeks ended November 1, 1997 are as follows:

                                                Actual           Test
Minimum Net Worth                           $94.7 Million   $75.0 Million

Maximum Capital Expenditures                $ 7.6 Million   $19.0 Million

Maximum Net Capital Expenditures            $ 5.2 Million   $13.0 Million

Minimum Interest Charge Coverage Ratio            6.84           4.70

  As of November 1, 1997, the Company had $1.6 million in borrowings outstanding under the revolving credit facility and letter of credit commitments of $2.6 million. The outstanding balance under Term Loan I was $5.6 million (of which $1.2 million is classified as current), under Term Loan II was $3.2 million (of which $0.7 million is classified as current), and under Term Loan III was $3.7 million (of which $1.0 million is classified as current). The Company's borrowing requirements for working capital are somewhat seasonal, reflecting increases in inventory in the fourth calendar quarter due to holiday purchases and, historically, the Company's funding of employee benefit program contributions in the first calendar quarter of each year.

  The Company has utilized equipment financing from time to time in order to finance the purchases of store equipment and vehicles. The proceeds from each of Term Loan I and Term Loan II were used by the Company to repay the remaining outstanding obligations of all prior equipment financing loans. In addition to these loans, on September 1, 1995, the Company completed a $1.2 million financing of new store equipment for the Company's new store in Butte, Montana. The loan bears interest at LIBOR plus 2.65% and is payable in equal monthly installments over four years. On July 26, 1996, the Company completed a $4.0 million loan transaction with NationsBanc Leasing Corporation ("NationsBanc") to finance the purchase of new equipment for the recently completed Great Falls, Montana remodels and to upgrade the Company's transportation fleet. Approximately $3.5 million of this loan bears interest at an 8.03% fixed rate while the remaining $0.5 million bears interest at LIBOR plus 2.35%. The loan is payable in monthly installments over 48 months. On November 4, 1996, the Company completed an additional loan transaction with NationsBanc in an amount of approximately $1.6 million, which proceeds were used by the Company to finance the Lewistown, Montana remodel and to further upgrade the Company's transportation fleet. The new loan is payable in monthly installments over 48 months and bears interest at LIBOR plus 2.35%. As of November 1, 1997, the outstanding obligation under these equipment loans aggregated $4.7 million (of which $1.7 million is classified as current).

  The Company has also entered into commitments to finance a portion of its 1997 capital expenditures. The first commitment is with MetLife Capital Corporation to finance up to $2.0 million of new store equipment and the second commitment is with General Electric Capital Corporation ("GE Capital")to finance up to $10.0 million of new store equipment. During the second quarter, the Company completed a $2.4 million dollar loan transaction with GE Capital for the financing of the fixtures and equipment at the Company's new Bozeman, Montana store. The new loan is payable in monthly installments over 60 months and bears interest at the 30-day commercial paper rate plus 2.18%. As of November 1, 1997, the outstanding obligation under this equipment loan was $2.1 million (of which $0.5 million is classified as current).

  The Company has entered into a number of capital lease obligations for store facilities. The Company's total outstanding capital lease obligation as of November 1, 1997 was $9.1 million (of which $0.5 million is classified as current).

  Net cash provided by operating activities was $12.1 million for the 39 weeks ended November 1, 1997, as compared with $9.1 million for the 39 weeks ended November 2, 1996. The increase in net cash provided by operating activities was primarily attributable to a $1.7 million increase in net income before depreciation, amortization and disposal of owned property and $1.3 million for net changes in operating assets and liabilities.

  The Company spent an aggregate of $22.9 million, $10.0 million and $8.8 million on capital expenditures (primarily for acquisitions, store remodelings and ongoing maintenance of its existing store base and support functions), during fiscal years 1996, 1995 and 1994, respectively. Of these amounts, the Company has funded approximately $10.6 million, $1.2 million and $9.2 million through equipment and real estate financings in fiscal years 1996, 1995 and 1994, respectively. The Company plans to continue its store remodeling and development program. During the first quarter of 1997, the Company completed the acquisition of one store in Cody, Wyoming and also opened its fifth Buttrey Big Fresh store in Bozeman, Montana (replacing a smaller, outmoded Buttrey Food & Drug store previously located there). The purchase price for the Cody store was $2.4 million for fixtures and equipment and a non-compete agreement, plus $0.3 million for inventory. The Company also entered into a lease with the seller of the business for the real property on which the grocery store was previously located. The Company completed three remodels during the third quarter of 1997. For 1997, capital expenditures by the Company, including the foregoing, are estimated to be approximately $16.6 million, including approximately $7.2 million for the remodels and for the ongoing maintenance of its existing store base and support functions. Additionally, the Company also may expand the number of stores it operates through additional selective acquisitions of existing food or drug stores that will complement the Company's operations. Except for the Cody acquisition, the projected capital expenditure amount for 1997 does not include any additional amounts for potential acquisitions.

  Based upon the foregoing, and considering current and projected operating results as well as the current budgeted capital expenditures of approximately $16.6 million, the Company believes that it will have sufficient cash available, including amounts available under the Financing Agreement and cash generated from operations, and amounts available from lease and mortgage financings, to meet its liquidity needs for debt service, its capital expenditure program, working capital and general corporate purposes for the foreseeable future.

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

        During August 1997, the Company reached a proposed settlement with the IRS with regard to adjustments associated with the Company's initial acquisition of assets. The settlement was formally approved on September 17, 1997. Under the terms of the settlement, the Company paid approximately $1,706,000 in federal taxes plus approximately $1,086,000 in interest. Additionally, the Company will have corresponding state tax liabilities of approximately $483,000 plus approximately $188,000 in interest. The aggregate $2,189,000 in tax liability has been recorded on the Company's balance sheet by adjusting deferred tax assets and liabilities to reflect the revised tax basis of its assets, by adjusting the current tax liability to reflect the prior year taxes due, and by applying the effect of those adjustments to increase goodwill associated with the Company's initial acquisition of assets. The aggregate interest of $1,274,000 ($764,000 after-tax, or $0.09 per share), however, has been recorded as an expense in the fiscal quarter ended August 2, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      27  Financial Data Schedule

  (b) Reports on Form 8-K
  During the quarter ended November 1, 1997, the Company did not file any reports on Form 8-k

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  December 4, 1997               BUTTREY FOOD AND DRUG
                                       STORES COMPANY
                                       (Registrant)



                                       /s/ Wayne S. Peterson
                                       -------------------------------------
                                       Wayne S. Peterson
                                       Senior Vice President, Chief Financial
                                       Officer and Secretary
                                        (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)