Form 10-K405
period 1998-01-31
BUTTREY FOOD & DRUG STORES CO
filed 1998-05-01
CIK 882256

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
For the fiscal year ended January 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on April 23, 1998, based on the closing price of the Common Stock on the Nasdaq National Market on such date, was $56,064,566.

     The number of shares of the registrant's Common Stock outstanding at April 23, 1998 was 8,644,631 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.


================================================================================

                     BUTTREY FOOD AND DRUG STORES COMPANY

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  For the fiscal year ended January 31, 1998


                                                                                                        Page
                                                                                                        ----
                                    PART I
Item 1.       Business..................................................................................   1

Item 2.       Properties................................................................................   6

Item 3.       Legal Proceedings.........................................................................   6

Item 4.       Submission of Matters to a Vote of
                      Security Holders..................................................................   6


                                    PART II

Item 5.       Market for Registrant's Common Equity
                      and Related Stockholder Matters...................................................   7

Item 6.       Selected Financial Information and Other Data.............................................   8

Item 7.       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations........................................................................  10

Item 8.       Financial Statements and Supplementary Data...............................................  15

Item 9.       Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................  15


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant........................................  16

Item 11.      Executive Compensation....................................................................  19

Item 12.      Security Ownership of Certain Beneficial
                      Owners and Management.............................................................  25

Item 13.      Certain Relationships and Related Transactions............................................  27


                                    PART IV

Item 14.      Exhibits, Financial Statement
                      Schedules, and Reports on Form 8-K................................................  28

                                     PART I

ITEM 1.   BUSINESS

     As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context indicates otherwise, the terms "Company" and "Buttrey" refer to Buttrey Food and Drug Stores Company, a Delaware corporation, its wholly-owned subsidiary, Buttrey Food and Drug Company, a Delaware corporation, and its predecessor companies. Unless otherwise indicated, as used in this Form 10-K
(i) all references to square feet are to gross square feet, rather than net selling space, and (ii) all references to a year shall mean the fiscal year of the Company which commences in such year (for example, the fiscal year commencing February 2, 1997 and ending January 31, 1998 is referred to herein as "fiscal 1997" or "1997").

GENERAL

     Buttrey is a food and drug retailer in Montana and in the market areas it serves in Wyoming and western North Dakota. Founded in Montana in 1896, the Company currently operates 44 stores (including the recently opened replacement store in Harlem, Montana and the recently opened new store in Great Falls, Montana). The Company is the successor to the Buttrey Food and Drug division (the "Predecessor Division") of Skaggs Alpha Beta, Inc. ("Skaggs"), an indirect, wholly-owned subsidiary of American Stores Company ("ASC"). The Company acquired certain assets and liabilities of the Predecessor Division in October 1990 in a transaction (the "Acquisition") organized by Freeman Spogli & Co. Incorporated, a private investment firm ("FS&Co.").

     The Company's executive offices are located at 601 6th Street, S.W., Great Falls, Montana 59404, its telephone number is (406) 761-3401, and its mailing address is P.O. Box 5008, Great Falls, Montana 59403.

PENDING PURCHASE BY ALBERTSON'S, INC.

     On January 26, 1998, Albertson's Inc. ("Albertson's") made an offer to purchase for cash all outstanding shares of the Company's Common Stock ("Common Stock") at a purchase price of $15.50 per share (the "Offer"). The Offer was made pursuant to the terms of a definitive agreement entered into by and between Albertson's and the Company ("Acquisition Agreement"), and was set to expire at midnight, New York time, on February 23, 1998. The Acquisition Agreement was unanimously approved by the Boards of Directors of Albertson's and the Company, and the Board of Directors of the Company, in the Company's Schedule 14D-9 filed with the Securities and Exchange Commission (the "Commission") on January 26, 1998, recommended that the stockholders of the Company tender their shares pursuant to the Offer.

     In connection with the Acquisition Agreement, an affiliate of FS&Co., the Company's largest stockholder, executed an agreement with Albertson's in which it agreed to tender its 4,389,879 shares of Common Stock, which represented 50.8% of the Company's outstanding stock at the time of the Offer ("Majority Holder Agreement").

     The Acquisition Agreement provides for payment to Albertson's under certain circumstances of a termination fee and reimbursement of expenses if the Board, in the exercise of its fiduciary responsibilities, terminates the Acquisition Agreement or withdraws or modifies its recommendation that the stockholders tender their shares pursuant to the Offer.

     The consummation of the Offer is subject to certain customary conditions, including antitrust approval. Financing is not a condition to complete the transaction.

     On February 23, 1998, the Company was notified by Albertson's that the Offer, previously set to expire at midnight, New York City time, on that same day, would be extended to expire at midnight, New York City time, on April 30, 1998. Albertson's indicated that all other terms and conditions of its Offer, including the purchase price of $15.50 per share, would remain unchanged. The Company and Albertson's also signed an agreement to provide that the Offer would be amended to accelerate its expiration date (and the date on which Albertson's would purchase tendered shares) to a date that is not less than ten business days following the date on which all conditions to the Offer are satisfied, if such change would result in an earlier expiration date. Notice of such amendment will be given promptly by press release and by a mailing to the stockholders of the Company by Albertson's.

     In February 1998, the Company also received a request for additional information from the Federal Trade Commission with regard to the Company's Premerger Notification and Report Form previously filed in connection with the proposed acquisition of the Company by Albertson's.

     On April 30, 1998, the Company was notified by Albertson's that the Offer, set to expire on that day, would be extended to expire at midnight, New York City time, on July 15, 1998. Albertson's indicated that all other terms and conditions of its Offer, including the purchase price of $15.50 per share and the agreement to accelerate the expiration date of the Offer as described above, would remain unchanged.

     For more information related to the Offer, investors should review the Company's Schedule 14D-9 previously filed with the Commission on January 27, 1998, as amended on March 3, 1998.

     Except where otherwise indicated, the following discussion contained in this Form 10-K does not give effect to the successful consummation of the Offer.

STORE FORMATS

     Buttrey's 44 stores are comprised of nine Buttrey Big Fresh stores in Montana and Wyoming; 26 Buttrey Food & Drug combination stores in Montana (16), North Dakota (2), and Wyoming (8); and nine Buttrey Fresh Foods conventional supermarkets in Montana and Wyoming. The Company's stores are located in market areas ranging from rural towns of 2,500 people to cities of up to 100,000 people.

     During 1995, the Company introduced the Buttrey Big Fresh format, which has been designed to emphasize perishables excellence in expanded produce, meat, deli, bakery, seafood and floral departments, while offering exceptional selections of grocery and non-foods items at competitive prices. This format also features a food court, the "Savings Stack" (an aisle of special offers on grocery items), and expanded beer and wine departments. In addition, one of the Company's Big Fresh stores includes the Company's first drive-through pharmacy. The Company's nine Big Fresh stores average 51,300 square feet. Although this average is higher than the average for the Company's other stores, square footage it is not necessarily the determining factor in converting a store to this format. The Company plans to undertake the construction of new future Big Fresh stores and conversions based upon a review of a number of factors, including the priority of capital investment, the competitive environment, and the physical structure of existing stores.

     The Company's combination stores are designed to serve larger market areas and range in size up to approximately 48,000 square feet, with an average size of approximately 39,300 square feet. In addition to a complete food presentation, including grocery, dairy, frozen food, meat, produce, bakery and deli departments, the Company's combination stores offer over-the-counter drugs, pharmaceutical, health and beauty care, and general merchandise.

     The Company's conventional supermarkets average approximately 15,000 square feet and are niche stores serving smaller markets than those served by the Company's combination stores. Accordingly, these stores have more limited product offerings, particularly in general merchandise, over-the-counter drugs and health and beauty care.

     The Company's new store construction prototypes include Big Fresh, combination stores and conventional supermarkets that range in size from 25,000 to 55,000 square feet. The selection of store size is influenced by a number of factors including, but not limited to, the population size of the area in which the store will be located, other local demographics within the market area that the store will serve, and space availability. Additionally, the Company intends to use smaller existing buildings for new stores should the location of such buildings be deemed the most appropriate for the new store.

STORE REMODELING AND DEVELOPMENT

     The Company is conducting an ongoing store development and remodeling program. The Company's typical store remodel requires approximately three to four months and generally does not result in an expansion of gross square footage. A major remodel takes the form of either a conversion to the Big Fresh format, as described above, or a more traditional remodel which may involve painting, repairs, new lighting and fixtures, modernization of decor and other general improvements to the store's appearance and operation. In addition, the remodel of a store may involve the expansion of the store's perishables, frozen food and dairy, and beer and wine departments, and may result in improved pharmacy, cosmetics, books and magazines, video rental and greeting cards sales areas. During 1997, the Company completed the conversion of three Billings, Montana stores to the Big Fresh format, and remodeled its store in Conrad, Montana. Capital expenditures in 1997 related to remodels and for the ongoing maintenance of its existing store base and support functions totaled approximately $10.8 million. In 1998, the Company estimates that it will spend approximately $7.0 million for remodels and for ongoing maintenance.

     Management also has adopted a strategy for the construction of new stores and has created separate real estate and construction departments dedicated to store site selection, acquisition and construction supervision. During 1997, the Company acquired one store in Cody, Wyoming. The purchase price for the new Cody store was $2.4 million for fixtures and equipment and a non-compete agreement, plus $0.4 million for inventory. The Company also entered into a lease with the seller of the business for the real property on which the grocery store was located. Also during 1997, the Company completed the construction of a new store in Bozeman, Montana, which replaced its existing store with a larger store under the Big Fresh format. This store opened and the old store closed in February 1997. The Company spent approximately $5.8 million for leasehold improvements and fixtures and equipment related to this new store. In February 1998, the Company completed the replacement of an older store with a Buttrey Fresh Foods store in Harlem, Montana, and in March 1998, the Company opened its ninth Buttrey Big Fresh store in Great Falls, Montana.

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

MERCHANDISING AND MARKETING

     Buttrey stores offer a complete food presentation, including grocery, dairy, frozen food, meat and produce departments, as well as over-the-counter drugs, health and beauty care and general merchandise. The Company maintains high quality control standards for all perishable merchandise categories. All Buttrey Big Fresh stores and all of the Company's 26 combination stores have fully staffed pharmacies, and many stores contain specialty departments including bakery, delicatessen, fresh seafood, pizza, floral, video rental and wine. The Company focuses much of its attention on product variety throughout the food departments and believes that this variety is an integral part of its total marketing plan. In addition, the Big Fresh stores and most of the combination stores offer extensive non-food product lines including film and camera, a full-line of cosmetics, greeting cards and gift wrap supplies, vitamins, seasonal merchandise, and over-the-counter drugs.

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

     In May 1991, Buttrey implemented a new private label program within most grocery categories to provide its customers with a choice relative to other private label and national brands. These brands are positioned to create store loyalty and to establish an ongoing franchise with Buttrey's customer base. The "Shurfine(TM)," "Shurfresh(TM)" and "Buttrey(R)" brand names are used for the Company's private label items. In August 1992, the Company implemented a private label program in the drug and general merchandise categories which also utilized the "Shurfine(TM)" and "Buttrey(R)" brand names. In 1997, the Company expanded its private label offerings to include the "Buttrey Big Fresh(R)" label for certain grocery and dairy products.

     In addition to offering a broad product selection, the Company's merchandising strategy emphasizes competitive pricing and service while maintaining a reputation for high quality food, over-the-counter drug and general merchandise products. In-store promotional activities include off-shelf display programs, point-of-sales signing, freshness code dating, unit pricing, food informational pamphlets, product samplings and demonstrations and refund offers. The Company publishes newspaper advertisements, separate multi-page, full color weekly advertising circulars for grocery and over-the-counter drug products, direct mail pieces and selected radio and television advertisements which promote special prices on popular, high visibility products. Nationally advertised, brand-name products are frequently included in the Company's advertising in order to enhance its reputation for high quality products. The Company's suppliers have the opportunity to participate in its cooperative advertising program, which enables suppliers to promote their products on a chain-wide basis using all of Buttrey's advertising media.

PURCHASING, DISTRIBUTION AND INVENTORY CONTROL

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

     Until April 1995, the Company also operated a 263,600 square foot over-the-counter, pharmaceutical, health and beauty care and general merchandise distribution facility in Payson, Utah (the "Payson Distribution Center"). On April 17, 1995, the Company completed the sale of this facility, including all inventory located there, to Associated Food Stores, Inc. of Salt Lake City, Utah ("Associated"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In conjunction with the sale of the Payson Distribution Center, the Company also entered into a distribution agreement with Associated whereby the Company continues to purchase from Associated certain products previously distributed from the Payson Distribution Center.

     Buttrey ships from the Great Falls distribution center using predominantly its own fleet of trucks and drivers, supplemented as necessary by contract carriers. The Company's fleet includes 34 tractors and 76 trailers, of which 70 are refrigerated. The Company has a full service maintenance shop for its trucks and tractors at the Great Falls distribution center. Contract carriers are used for shipping from the Salt Lake City distribution center.

     Buttrey's data center is located at the Company's corporate offices in Great Falls, Montana and includes an IBM ES-9000-150 mainframe computer. The Company also utilizes two IBM AS-400 computers to provide systems support and communication at the Salt Lake City produce and floral distribution center and in the Company's human resources department for payroll and employee benefits processing. Forty-three of Buttrey's stores have NCR point-of-sale hardware and software, one store has SASI point of sale hardware and software, and the Company utilizes an NCR Teradata Database computer to collect and analyze store level scanning information.

COMPETITION

     The food and drug retailing business is highly competitive. The Company's competitors include multi-regional supermarket chains, smaller, independent supermarket chains, drug stores, convenience stores, discount hardware stores and large chain discount retailers (including but not limited to, discount stores, club stores and those with supercenter formats). Some of these competitors have substantially greater resources than the Company. The Company expects competition from large chain discount retailers to further increase as more stores are opened in market areas served by the Company.

     Principal competitive factors include convenience of store locations, price, customer service, product selection and quality and store condition and cleanliness. With respect to price, the Company does not seek to offer the lowest price on all products (as is the practice of some large chain discount retailers), but instead seeks to generally provide a combination of price, quality and freshness, and service that gives the customer a high perceived value, and to offer the lowest prices only on a limited number of high visibility products.

EMPLOYEES

     As of January 31, 1998, Buttrey employed approximately 2,700 persons, approximately 1,453 of whom are full-time and 1,242 of whom are part-time. Approximately 2,445 were employed in the Company's stores, 138 were employed in transportation and the distribution centers, and 112 were employed in the district offices and in the Company's corporate headquarters in Great Falls, Montana.

     Approximately 42% of the Company's employees are represented by unions. These employees work under a large number of separate collective bargaining agreements with various locals of the United Food and Commercial Workers Union, the Bakery, Confectionery and Tobacco Workers Union, and the International Brotherhood of Teamsters. These collective bargaining agreements have varying renewal dates and typically have three year terms.

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

ITEM 2.   PROPERTIES

     The Company owns 21 of its stores, representing a total of 785,329 square feet, and leases 23 stores, representing a total of 833,947 square feet. Store leases have various expiration dates through 2018, and the average remaining term of the Company's leases (including all renewal options) is approximately 25 years. Renewal options range up to 35 years.

     Buttrey owns the 337,033 square foot food distribution center and office facility located on approximately 14.3 acres in Great Falls, Montana. The Company leases its 52,000 square foot produce and floral distribution facility in Salt Lake City, Utah. The lease on this facility expires in September 1998, subject to a five year renewal option.


ITEM 3.   LEGAL PROCEEDINGS

     The Internal Revenue Service ("IRS") has completed its examination of the Company's income tax returns for the periods ended February 1, 1992 and February 2, 1991, the period of the Company's initial acquisition of assets.

     During August 1997, the Company reached a proposed settlement with the IRS with regard to adjustments associated with the Company's initial acquisition of assets. The settlement was formally approved on September 17, 1997. Under the terms of the settlement, the Company paid approximately $1,386,000 in federal taxes plus approximately $1,086,000 in interest. Additionally, the Company will have corresponding state tax liabilities of approximately $483,000 plus approximately $188,000 in interest. The aggregate $2,092,000 in tax liability has been recorded on the Company's balance sheet by adjusting deferred tax assets and liabilities to reflect the revised tax basis of its assets, by adjusting the current tax liability to reflect the prior year taxes due, and by applying the effect of those adjustments to increase goodwill associated with the Company's initial acquisition of assets. The aggregate interest of $1,274,000 ($764,000 after-tax, or $0.09 per share), was recorded as an expense in the fiscal quarter ended August 2, 1997.


ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotations System ("Nasdaq") National Market System under the symbol BTRY. The quarterly high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market during 1996, 1997 and the first quarter of 1998 are as follows:

                                                             High     Low
                                                            ------   ------
 1996
          First quarter...................................  $ 7.75   $ 6.88
          Second quarter..................................  $ 8.25   $ 7.38
          Third quarter...................................  $ 8.25   $ 7.25
          Fourth quarter..................................  $ 8.63   $ 8.00
 1997
          First quarter...................................  $ 9.88   $ 7.88
          Second quarter..................................  $10.63   $ 7.88
          Third quarter...................................  $11.88   $ 9.88
          Fourth quarter..................................  $15.38   $ 9.75
 1998
          First quarter (through April 23, 1998)..........  $15.66   $14.88


     As of April 23, 1998, the number of stockholders of record of the Company's Common Stock was 93.

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

ITEM 6.   SELECTED FINANCIAL INFORMATION AND OTHER DATA.

     The selected financial information and other data of the Company presented below are qualified by and should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this Form 10-
K. The selected financial information presented below, as of and for the 53 weeks ended February 3, 1996, and as of and for the 52 weeks ended February 1, 1997 and January 31, 1998 have been derived from financial statements of the Company audited by KPMG Peat Marwick LLP and included elsewhere in this Form 10-
K. The selected financial information presented below as of and for the 52 weeks ended January 29, 1994 and January 28, 1995 have been derived from financial statements of the Company audited by KPMG Peat Marwick LLP not included in this Form 10-K.

                 SELECTED FINANCIAL INFORMATION AND OTHER DATA
           (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OPERATING DATA)

                                                                FISCAL YEAR ENDED(1)
                             ----------------------------------------------------------------------------------------------
                                JANUARY 31,      FEBRUARY 1,         FEBRUARY 3,      JANUARY 28,            JANUARY 29,
                                   1998            1997                 1996             1995                   1994
                                (52 WEEKS)       (52 WEEKS)          (53 WEEKS)       (52 WEEKS)             (52 WEEKS)
                             ---------------   --------------     -------------------------------------     ---------------
OPERATING RESULTS:
Sales.....................       $  391,373        $  371,302          $  368,135           $  382,123           $  428,746
Cost of sales and related
 occupancy expenses.......          294,368           284,134             280,242              290,670              323,842
                             --------------    --------------     ---------------      ---------------      ---------------
Gross profit..............           97,005            87,168              87,893               91,453              104,904
Marketing, general and
 administrative expenses..           86,859            79,609              81,830               86,248              101,273
                             --------------    --------------     ---------------      ---------------      ---------------
Operating income..........           10,146             7,559               6,063                5,205                3,631
Other income (expense):
 Gain (loss) on disposal
  of assets...............              (95)              (50)                251                3,984                1,088
 Interest income..........              131               132                 320                  419                  170
 Interest expense - tax
  settlement(2)...........           (1,274)               --                  --                   --                   --
 Interest expense(3)......           (3,287)           (2,909)             (2,865)              (3,917)              (4,286)
                             --------------    --------------     ---------------      ---------------      ---------------
                                     (4,525)           (2,827)             (2,294)                 486               (3,028)
Income before income taxes
 and extraordinary charge.            5,621             4,732               3,769                5,691                  603
Income taxes..............            2,108             1,139               1,419                2,161                  700
                             --------------    --------------     ---------------      ---------------      ---------------
Net income (loss) before
 extraordinary charge.....            3,513             3,593               2,350                3,530                  (97)
Extraordinary charge (net
 of tax benefit)(4).......               --                --                 (51)                (127)                (137)
                             --------------    --------------     ---------------      ---------------      ---------------
Net income (loss).........       $    3,513        $    3,593          $    2,299           $    3,403           $     (234)
                             ==============    ==============     ===============      ===============      ===============

OTHER DATA:
Depreciation and
 amortization(5)..........       $   10,907        $    9,055          $   10,821           $   11,826           $   14,536

PER SHARE DATA:
Net income (loss) per
 share:(6)
 Basic....................            $0.41             $0.42               $0.27                $0.40               ($0.03)
 Diluted..................            $0.40             $0.41               $0.27                $0.40               ($0.03)
Weighted average common
 shares outstanding:
 Basic....................        8,641,771         8,639,056           8,639,056            8,586,044            8,476,956
 Diluted..................        8,825,920         8,690,443           8,664,994            8,599,710            8,519,115

OPERATING DATA:
Number of stores (at
 beginning of period).....               42                40                  39                   44                   44
Number of stores opened/
 closed during period.....              2/1               2/0                 1/0                  1/6                  2/2
Number of stores (at end
 of period)...............               43                42                  40                   39                   44
"Comparable store" sales
 increase (decrease)(7)...              0.3%              0.6%               (1.0)%               (4.0)                (9.3)%

                              ----------------------------------------------------------------------------------------
BALANCE SHEET DATA:           AT JANUARY 31,    AT FEBRUARY 1,      AT FEBRUARY 3,     AT JANUARY 28,   AT JANUARY 29,
                                  1998              1997                 1996               1995           1994
                              --------------    -------------       --------------     -------------    --------------
Working capital................. $ 15,430          $ 17,110             $ 24,737         $ 34,144          $ 28,257
Total assets....................  168,898           157,998              144,631          165,380           181,400
Long-term debt, excluding
 current installments
 and obligations retired(8).....   20,456            18,569               13,510           16,271            35,081
Obligations retired(9)..........       --                --                   --           10,889                --
Total outstanding
 indebtedness(10)...............   42,157            34,082               25,499           43,903            52,939
Stockholders' equity............   95,327            91,898               88,305           85,967            81,427

_______________
(1) Unless otherwise indicated, references herein to a year or years are to the Company's 52 week year, which ends on the Saturday closest to January 31 in the following calendar year.
(2) Amount represents interest of $1,086 and $188 on federal and state taxes, respectively, in conjunction with the Company's September 1997 settlement with the IRS. See "Item 3. Legal Proceedings."
(3) Amount includes amortization of deferred debt issuance costs of $50, $50, $35, $91 and $127 for 1997, 1996, 1995, 1994 and 1993, respectively.
(4) Extraordinary charges of $85 ($51, or $0.01 per share, on an after-tax basis) for 1995, $212 ($127, or $0.01 per share, on an after-tax basis) for 1994 and $228 ($137, or $0.02 per share, on an after-tax basis) for 1993 were recorded as a result of the early retirement of debt.
(5) Represents aggregate depreciation and amortization included in cost of sales and related occupancy expenses and in marketing, general and administrative expenses. Amount includes aggregate amortization expense associated with Acquisition related items, including amortization expense included in cost of sales and related occupancy expenses and in marketing, general and administrative expenses of $157, $91, $195, $232 and $2,982 for 1997, 1996, 1995, 1994 and 1993, respectively. Does not include amounts for amortization of deferred debt issuance costs included in interest expense, as described in footnote (3) above. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
(6) SFAS No. 128, Earnings per Share, was issued in February 1997 and replaced the presentation of primary earnings per share ("EPS") with a presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of basic and diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. The statement required restatement of all prior-period EPS data. Basic and diluted net income per share as determined under this statement does not materially differ from the amounts previously reported.
(7) The calculation of comparable store sales in 1996 and 1995 excludes sales associated with the 53rd week in 1995. A store becomes a comparable store in the monthly accounting period following the first year anniversary of its opening. Expansions and remodels of existing stores are considered comparable stores, whereas replacement stores are not considered to be comparable stores.
(8) See Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for a description of items included in long-term debt.
(9) Amount represents debt which was outstanding at the end of the applicable fiscal year and was repaid by the Company early in the following fiscal year. In the first quarter of 1995, the Company repaid $10,889 under the Amended and Restated Credit Agreement with the proceeds from the sale of the Payson Distribution Center and other asset sales, and excess cash on hand. This amount has been excluded from long-term debt and is classified as obligations retired.
(10) Includes current and non-current portion of short-term debt, long-term bank debt, senior subordinated notes, capital lease obligations, notes payable and obligations retired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and related notes and "Selected Financial Information and Other Data" included elsewhere in this Form 10-K. All per share amounts are based on shares outstanding assuming dilution.

RESULTS OF OPERATIONS

     The following table sets forth certain operating items expressed as a percentage of sales for the periods indicated:

                                                       JANUARY 31,     FEBRUARY 1,       FEBRUARY 3,
                                                          1998            1997              1996
                                                       (52 WEEKS)      (52 WEEKS)        (53 WEEKS)
                                                       -----------     -----------       ----------
Sales..............................................          100.0%        100.0%            100.0%
Cost of sales and related occupancy expenses.......           75.2          76.5              76.1
                                                          --------         -----         ---------
Gross profit.......................................           24.8          23.5              23.9
Marketing, general and administrative expenses.....           22.2          21.4              22.3
                                                          --------         -----         ---------
Operating income...................................            2.6           2.1               1.6
Other income (expense):
     Gain on disposal of assets....................            0.0           0.0               0.1
     Interest income...............................            0.0           0.0               0.1
     Interest expense - tax settlement.............           (0.3)           --                --
     Interest expense..............................           (0.9)         (0.8)             (0.8)
                                                          --------         -----         ---------
                                                              (1.2)         (0.8)             (0.6)
                                                          --------         -----         ---------
Income before income taxes and extraordinary charge            1.4           1.3               1.0
Income taxes.......................................            0.5           0.3               0.4
                                                          --------         -----         ---------
Net income before extraordinary charge.............            0.9           1.0               0.6
Extraordinary charge (net of tax benefit)..........            0.0           0.0               0.0
                                                          --------         -----         ---------
Net income.........................................            0.9%          1.0%              0.6%
                                                          ========         =====         =========

     52 Weeks Ended January 31, 1998 ("1997") Compared to 52 Weeks Ended February 1, 1997 ("1996")

     Sales increased $20.1 million, or 5.4%, from $371.3 million for 1996 to $391.4 million for 1997. The increase in sales reflects the additional sales from the Company's acquired stores in Cheyenne, Laramie and Cody, Wyoming that the Company had acquired during the last two years, the replacement of the Company's Bozeman, Montana store as a Buttrey Big Fresh, and an increase in comparable store sales of 0.3%. The Company achieved an increase in comparable store sales despite a more aggressive competitive environment (including the new store expansion of existing and new competitors), the loss of sales during the remodeling of three stores in Billings, Montana, promotions run during 1996 which were not duplicated in 1997, limited inflation (including deflation in certain food categories), a reduction in Montana tourism during the summer of 1997, and a strike in the Company's Kalispell market. The Company is conducting an ongoing store development and remodeling program, and believes that it will continue to experience temporary disruptions and lost sales during store remodelings in the future.

     On a quarterly basis during the fiscal year, the Company reported the following 1997 increases (decreases) in comparable store sales versus 1996:

1st Qtr.      2nd Qtr.     3rd Qtr.     4th Qtr.
-----------------------------------------------
  0.6%          1.1%        (0.3%)       (0.2%)

     Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive. In response to this highly competitive environment, the Company introduced, in 1995, the Buttrey Big Fresh format, which has been designed to emphasize perishables excellence in expanded produce, meat, deli, bakery, seafood and floral departments, while offering exceptional selections of grocery and non-foods items at competitive prices. This format also features a food court, the "Savings Stack" (an aisle of special offers on grocery items), expanded beer and wine departments and, depending upon the store's physical structure and location, a drive-through pharmacy. The Company continues to utilize electronic and print media combined with an extensive in-store merchandising program. The intent of this strategy is to focus the customer on the Company's competitive prices, excellent perishables and superior service. The in-store merchandising strategy is based on an integrated store signing program designed to direct the customer to special value items merchandised throughout the store and to reinforce the overall theme of "Great Prices" in order to enhance sales to the Company's existing store base. The Company's merchandising strategy also calls for passing lower prices along to the customer from reductions in the Company's cost of goods as well as from operating efficiencies. Finally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.

     Gross profit increased $9.8 million from $87.2 million, or 23.5% of sales, in 1996 to $97.0 million, or 24.8% of sales, in 1997. The increase in gross profit is attributable to a reduction in product procurement costs, enhanced category management and a reduction in the Company's LIFO provision. The LIFO provision decreased $0.3 million, from $0.4 million in 1996 to $0.1 million in 1997.

     Marketing, general and administrative expenses ("MG&A") expenses increased $7.3 million from $79.6 million, or 21.4% of sales, in 1996 to $86.9 million, or 22.2% of sales, in 1997. The increase in MG&A expenses is principally attributable to the operating expenses of the new stores described above, an increase in depreciation expense, an increase in store operating costs, an increase in administration expense, pre-opening expenses during the first quarter for both the Bozeman, Montana and the Cody, Wyoming stores, and the expenses associated with the remodel of the three Billings, Montana stores. The Company continues to review alternatives to reduce MG&A and cost of goods expenses in order to provide opportunities to pass additional savings along to its customers in the form of price reductions in certain categories.

     Operating income increased $2.5 million from $7.6 million, or 2.1% of sales, in 1996 to $10.1 million, or 2.6% of sales, in 1997. The increase in operating income reflects the impact of the improvement in gross profit offset by an increase in MG&A expenses.

     Interest expense (net of interest income) increased $1.6 million from $2.8 million, or 0.8% of sales, in 1996 to $4.4 million, or 1.2% of sales, in 1997. Interest expense for 1997 includes a one-time interest charge of $1.3 million associated with the IRS tax settlement. See "Item 3. Legal Proceedings." Excluding this one-time charge, interest expense (net of interest income) increased $0.4 million from $2.8 million, or 0.8% of sales, in 1996 to $3.2 million, or 0.8% of sales, in 1997. The increase in net interest expense, excluding the one-time charge, reflects additional long-term debt outstanding. See "--Liquidity and Capital Resources".

     Income taxes increased $1.0 million from $1.1 million, or 0.3% of sales, in 1996 to $2.1 million, or 0.5% of sales, in 1997. The increase is primarily attributable to a reduction in the deferred tax valuation allowance of approximately $0.6 million, or $0.07 per share in 1996.

     Net income decreased $0.1 million from $3.6 million, or $0.41 per share, in 1996 to $3.5 million, or $0.40 per share, in 1997.

     52 Weeks Ended February 1, 1997 ("1996") Compared to 53 Weeks Ended February 3, 1996 ("1995")

     Sales increased $3.2 million, or 0.9%, from $368.1 million for 1995 to $371.3 million for 1996. Fiscal 1995 was a 53 week year for the Company. Excluding the sales for the 53rd week in 1995, sales increased $9.5 million, or 2.6%, from $361.8 million for 1995 to $371.3 million for 1996. The increase in sales reflects the additional sales from the Company's acquired stores in Cheyenne and Laramie, Wyoming and an increase in comparable store sales of 0.6%. The Company achieved an increase in comparable store sales despite a more aggressive competitive environment, the loss of sales during the remodeling of three stores, a reduction in Montana tourism, a shortened holiday selling period, the severity of last year's winter weather and limited inflation.

     On a quarterly basis during the fiscal year, the Company reported the following 1996 increases in comparable store sales versus 1995 (excluding sales associated with the 53rd week in 1995):

1st Qtr.      2nd Qtr.    3rd Qtr.    4th Qtr.
----------------------------------------------
  0.3%          1.1%        0.0%        1.1%

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

     MG&A expenses decreased $2.2 million from $81.8 million, or 22.3% of sales, in 1995 to $79.6 million, or 21.4% of sales, in 1996. The decrease in MG&A expenses is primarily attributable to reductions in depreciation and amortization expenses due to certain assets acquired from ASC becoming fully depreciated at the end of the third quarter 1995, as well as to reductions in employee benefit costs and store labor expenses.

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

     Net income before extraordinary charge increased $1.2 million from $2.4 million, or $0.28 per share, in 1995 to $3.6 million, or $0.41 per share, in 1996.

     Extraordinary charges of $0.1 million ($0.1 million, or $0.01 per share, on an after-tax basis) in 1995 were recorded as a result of the early retirement of debt. After giving effect to these extraordinary charges, net income increased $1.3 million from $2.3 million, or $0.27 per share, in 1995 to $3.6 million, or $0.41 per share ($0.34 per share before giving effect to the change in deferred tax valuation allowance), in 1996. See "--Liquidity and Capital Resources" and
Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise primarily from debt service on its indebtedness and the funding of the Company's capital expenditure and working capital requirements. The Company has financed its liquidity needs primarily using cash flow from operations, lease and debt financing of capital expenditures, cash provided by certain asset sales, temporary borrowings under the Company's working capital facility. See Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

     On September 7, 1995, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") and The CIT Group/Equipment Financing, Inc. ("CEF") which provides available credit of up to $42.8 million (the "Financing Agreement"). The new facility includes a $30.0 million revolving credit facility (with a $10.0 million sublimit for letters of credit) and includes variable rate term loans totaling $12.8 million, which the Company used to refinance existing equipment financing loans, resulting in lower interest rates and extended maturities. The borrowing base under which the revolving credit facility can be utilized is equal to 65% of Eligible Inventory (essentially non-perishable inventory). The approximate borrowing base as of January 31, 1998 was $25.6 million. During the third quarter of 1996, the Financing Agreement was amended to provide for a third term loan in the amount of up to $5.0 million ("Term Loan III") which the Company used to finance a substantial portion of the purchase price related to its June 1996 acquisition of the Cheyenne, Wyoming store, to increase the flexibility of the covenants relating to capital expenditures contained therein, and to make other technical changes. Under the Financing Agreement, interest is determined, at the Company's option, at a defined prime rate or at the London Interbank Offered Rate ("LIBOR") for each applicable loan as follows:

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

     Borrowings under the Financing Agreement are secured by the Great Falls Distribution Center, a retail store location in Butte, Montana, and all of the personal property of the Company. The Financing Agreement contains certain financial and operating covenants, including limitations on the amount of the Company's capital expenditures, its ability to pay dividends, and its ability to incur additional debt. The Financing Agreement also requires the maintenance of certain financial ratios and the satisfaction of certain tests which require escalating levels of performance over time. The Company is currently in compliance with all such financial ratios and tests. The principal financial covenants defined in the Financing Agreement, compared to the Company's actual results for the 52 weeks ended January 31, 1998, are as follows:

                                         ACTUAL               TEST
                                   --------------------------------------

Minimum Net Worth                      $95.3 Million      $80.0 Million
Maximum Capital Expenditures           $15.4 Million      $19.0 Million
Maximum Net Capital Expenditures       $ 6.8 Million      $13.0 Million
Minimum Interest Coverage Ratio            6.77               4.70

     As of January 31, 1998, the Company had borrowings outstanding under the revolving credit facility of $6.4 million and letter of credit commitments of $2.6 million. The outstanding balance under Term Loan I was $5.3 million (of which $1.2 million is classified as current), under Term Loan II was $3.1 million (of which $1.0 million is classified as current), and under Term Loan III was $3.5 million (of which $1.0 million is classified as current). The Company's borrowing requirements for working capital are somewhat seasonal, reflecting increases in inventory in the fourth calendar quarter due to holiday purchases and, historically, the Company's funding of employee benefit program contributions in the first calendar quarter of each year. In February 1996, 1997 and 1998, the Company's Board of Directors authorized the Company to contribute in cash to the Buttrey Company Retirement Estates, the Company's employee retirement plan (the "Retirement Plan"), a total of $1.0 million as the Company's annual contribution to the Retirement Plan for each of 1995, 1996 and 1997. The Company also uses working capital to fund tax payments. The Company has made estimated tax payments and tax payments associated with the IRS settlement in the aggregate of $3.3 million.

     The Company has utilized equipment financing from time to time in order to finance purchases of store equipment and vehicles. The proceeds from each of Term Loan I and Term Loan II were used by the Company to repay the remaining outstanding obligations of all prior equipment financing loans. In addition to these loans, on September 1, 1995, the Company completed a $1.2 million financing of new store equipment for the Company's new store in Butte, Montana. The loan bears interest at LIBOR plus 2.65%, and is payable in equal monthly installments over four years. On July 26, 1996, the Company completed a $4.0 million loan transaction with NationsBanc Leasing Corporation ("NationsBanc") in order to finance the purchase of new equipment related to the remodel of two stores in Great Falls, Montana and to upgrade the Company's transportation fleet. Approximately $2.3 million of this loan bears interest at a fixed rate of 8.03%, while the remaining $0.3 million bears interest at LIBOR plus 2.35%. The loan is payable in monthly installments over 48 months. On November 4, 1996, the Company completed an additional loan transaction with NationsBanc in an amount of approximately $1.6 million, which proceeds were used by the Company to finance the Lewistown, Montana remodel and to further upgrade the Company's transportation fleet. The new loan is payable in monthly installments over 48 months and bears interest at LIBOR plus 2.35%. On December 15, 1997, the Company completed a loan transaction with NationsBanc in an amount of approximately $1.0 million, which proceeds were used by the Company to further upgrade the Company's transportation fleet. The new loan is payable in monthly installments over 48 months and bears interest at LIBOR plus 2.35%. As of January 31, 1998, the outstanding obligation under these equipment loans aggregated $5.3 million (of which $1.9 million is classified as current).

     The Company has also entered into a commitment to finance capital expenditures with General Electric Capital Corporation ("GE Capital") to finance up to $10.0 million of new store equipment. During the second quarter of 1997, the Company completed a $2.4 million loan transaction with GE Capital for the financing of the fixtures and equipment at the Company's new Bozeman, Montana store. The new loan is payable in monthly installments over 60 months and bears interest at the 30-day commercial paper rate plus 2.18%. On December 19, 1997, the Company completed a $5.3 million loan transaction with GE Capital primarily for the financing of the fixtures and equipment associated with the Company's three remodeled stores in Billings, Montana. The new loan is payable in monthly installments over 60 months and bears interest at the 30-day commercial paper rate plus 2.18%. As of January 31, 1998, the outstanding obligation under these equipment loans aggregated $7.2 million (of which $1.5 million is classified as current).

     The Company has entered into a number of capital lease obligations for store facilities. The Company's total outstanding capital lease obligation as of January 31, 1998 was $9.0 million (of which $0.5 million is classified as current). See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

     On April 1, 1997, the Company completed the acquisition of a conventional store in Cody, Wyoming. The purchase price was $2.4 million for fixtures and equipment, and a non-compete agreement, plus $0.4 million for inventory. The Company also entered into a lease with the seller of the business for the real property on which the grocery store was previously located.

     During the 52 weeks ended January 31, 1998, net cash provided by operating activities was $10.4 million, as compared with $14.5 million for the 52 weeks ended February 1, 1997. The increase in net cash provided by operating activities was primarily attributable to a $2.5 million increase in net income before depreciation, amortization, deferred taxes and disposal of owned property, and a $6.6 million decrease for net changes in operating assets and liabilities.

     The Company spent an aggregate of $15.4 million, $22.9 million and $10.0 million on capital expenditures (primarily for acquisitions, store remodelings and the ongoing maintenance of its existing store base and support functions), during 1997, 1996 and 1995, respectively. Of these amounts, the Company has funded approximately $8.6 million,$10.6 million and $1.2 million through equipment and real estate financings in 1997, 1996 and 1995, respectively. The Company plans to continue its store remodeling and development program. In April 1997, the Company completed the acquisition of a conventional store in Cody, Wyoming, the Company's first store in this market. During February 1998, the Company completed the replacement of an older store with a Buttrey Fresh Foods store in Harlem, Montana, and in March 1998, the Company opened its ninth Buttrey Big Fresh store in Great Falls, Montana. For 1998, capital expenditures by the Company, including the foregoing, are estimated to be approximately $17.0 million. Additionally, the Company may expand the number of stores it operates through the selective acquisition of existing food or drug stores that will complement the Company's operations.

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

COMPUTERIZED OPERATIONS AND THE YEAR 2000

     During recent years, there has been significant global awareness raised regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process properly the change from the year 1999 to 2000. The Company has evaluated the significance of the change from the year 1999 to the year 2000 on its existing computer systems and has taken steps designed to ensure that its computer systems will not be adversely affected thereby. The financial impact of such steps is not anticipated to be material. In addition, the Company's systems rely in part on computer-based systems of other companies. As a result, if any such company failed to become year 2000 compliant, the Company could be adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management expects that adoption will not have a material effect on the consolidated financial position or results of operations of the Company.

     In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement requires public business enterprises to disclose selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in SFAS No. 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which contribute ten percent or more of combined revenue, income or assets. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. Management expects that adoption will not have a material impact on the Company's consolidated financial statements.

     On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. Costs of start-up activities may have been referred to as preopening costs, preoperating costs, start-up costs, organization costs, or other terms. In other cases, costs of start-up activities may have been included as a component of the cost of tangible or intangible assets. Regardless of what these costs have been called or how these costs have been classified in the past, the SOP applies to all costs of start-up activities, including organization costs.

     SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which financial statements have not been issued. Restatement of previously issued financial statements is not permitted. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as the cumulative effect of a change in accounting principle as described in APB Opinion No. 20, "Accounting Changes".


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

     Set forth in the table below are the names, ages and current offices held by all directors and executive officers of the Company.

               NAME             AGE       POSITION WITH THE COMPANY
   -----------------------   --------   ----------------------------------------------

      Joseph H. Fernandez        45     Chairman of the Board, President and Chief
                                         Executive Officer
      Joseph M. Livorsi          51     Senior Vice President - Sales and
                                         Merchandising
      Wayne S. Peterson          40     Senior Vice President, Chief Financial Officer
                                         and Secretary
      Louis J. Rizzo             52     Senior Vice President - Retail Operations and
                                         Store Development
      John E. Sullivan           45     Vice President - Human Resources
      Craig A. Wright            34     Vice President - Non-Perishables
                                         Merchandising
      Matt L. Figel +            38     Director
      Robert P. Gannon *         53     Director
      Michael P. Malone +        58     Director
      J. Frederick Simmons *     43     Director
      Peter J. Sodini *          57     Director
      Ronald P. Spogli *         50     Director
      William M. Wardlaw         51     Director
      Thomas C. Young +          48     Director
      Wayne S. Peterson          40     Director

________________
*    Member of the Compensation Committee.
+    Member of the Audit Committee.

     Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. No arrangement exists between any director or executive officer and any other person or persons pursuant to which any director or executive officer was or is to be selected as an executive officer, other than as provided for Mr. Fernandez in his employment agreement
with the Company.   See "--Compensation--Employment and Severance Agreements."
None of the directors or executive officers has any family relationship to any other director or to any other executive officer of the Company.

     Mr. Fernandez became the President, Chief Operating Officer and a Director of the Company in March 1993, became the Chief Executive Officer in September 1993, and was elected as Chairman of the Board in August 1996. From April 1991 to February 1993, Mr. Fernandez served as Executive Vice President and Chief Operating Officer for Kings Super Markets, Inc.

     Mr. Livorsi became Senior Vice President, Sales and Merchandising of the Company in October 1996. From July 1995 until July 1996, Mr. Livorsi was Senior Vice President, Sales and Merchandising for Price Chopper Supermarkets in Schenectady, New York. From July 1986 to July 1995, Mr. Livorsi held senior marketing and merchandising positions with Randall's Food Markets in Houston, Texas.

     Mr. Peterson became a Director of the Company in May 1995, Senior Vice President of the Company in April 1995, Vice President and Chief Financial Officer in June 1991, and Secretary in November 1991. From October 1990 until June 1991, Mr. Peterson served as Vice President and Controller of the Company.

     Mr. Rizzo became Senior Vice President-Merchandising and Store Operations of the Company in April 1995, and Senior Vice President - Retail Operations and Store Development in October 1996. From February 1994 until April 1995, Mr. Rizzo served as Vice President-Sales and Merchandising of the Company. From June 1991 until October 1993, Mr. Rizzo served as Vice President and Director of Marketing for the eastern division of Safeway Stores, Inc.

     Mr. Sullivan has served as Vice President-Human Resources of the Company since October 1990.

     Mr. Wright became Vice President-Support Services of the Company in April 1995, and Vice President - Non-Perishables Merchandising in October 1996. From January 1995 to April 1995, Mr. Wright served as Director-Support Services. From June 1993 to January 1995, Mr. Wright served as Director-Information Technology, and from October 1990 to June 1993 he served as Manager-Store Systems/Front-End Operations.

     Mr. Figel founded Doramar Capital, a private investment firm, in January 1997. From October 1986 to December 1996, Mr. Figel was employed by FS&Co. (or its affiliates). FS&Co. is a private investment company that was founded in 1983. Mr. Figel became a Director of the Company in October 1990. Mr. Figel is also a member of the Boards of Directors of Calmar Inc. and AFC Enterprises, Inc.

     Mr. Gannon became a Director of the Company in May 1992. Since June 1997, Mr. Gannon has served as Chief Executive Officer of Montana Power Company, and since January 1998 has also served as Chairman of the Board. Mr. Gannon has also served as President of Montana Power Company since January 1990. Mr. Gannon also served as Chief Operating Officer of Montana Power Company from June 1992 until January 1996 and as Vice Chairman from January 1996 until January 1998.

     Mr. Malone became a Director of the Company in August 1992. Since January 1991, Mr. Malone has served as the President of Montana State University.

     Mr. Simmons joined FS&Co. in 1986 and became a general partner in January 1991. Mr. Simmons became a Director of the Company in October 1990. Mr. Simmons is also a member of the Board of Directors of EnviroSource, Inc.

     Mr. Sodini became a Director of the Company in October 1990 and, from October 1990 until March 1993, served as the Company's Chairman of the Board. Since March 1996, Mr. Sodini has served as the Chief Executive Officer and Chairman of the Board of The Pantry, Inc. From November 1995 to February 1996, Mr. Sodini worked as an independent consultant. From December 1991 to October 1995, Mr. Sodini served as Chief Executive Officer and a Director of Purity Supreme, Inc. ("Purity") and, from March 1993 to October 1995, also served as the Chairman of the Board of Purity. Mr. Sodini also served as President of Purity from December 1991 until August 1994. Mr. Sodini is also a member of the Boards of Directors of The Pantry, Inc. and Pamida Holding Corporation.

     Mr. Spogli is a founding partner of FS&Co. Mr. Spogli became a Director of the Company in October 1990. Mr. Spogli is the Chairman of the Board and a Director of EnviroSource, Inc. and also serves on the Boards of Directors of Calmar Inc. and AFC Enterprises, Inc.

     Mr. Wardlaw joined FS&Co. in March 1988 and became a general partner in January 1991. Mr. Wardlaw became a Director of the Company in October 1990. Mr. Wardlaw is also a member of the Boards of Directors of Calmar Inc. and AFC Enterprises, Inc.

     Mr. Young became a Director of the Company in August 1992. Since December 1994, Mr. Young has served as a Director of the Portland branch of the Federal Reserve Bank of San Francisco. Since October 1984, he has served as President, Chief Executive Officer and Chairman of the Board of Northwest National Bank and Chairman of the Board of Northwest Bancshares, Inc. Mr. Young has also served as President of Admiralty Leasing, Inc. since October 1984.

COMMITTEES

     The standing committees of the Board of Directors are the Audit Committee and the Compensation Committee. The Audit Committee, which presently consists of Messrs. Malone, Young and Figel, met once during the fiscal year ended January 31, 1998 ("1997"). The Compensation Committee, which presently consists of Messrs. Gannon, Simmons, Sodini and Spogli, met once during 1997, and took various actions by unanimous written consent.

     The Audit Committee recommends to the Board of Directors the engagement or discharge of the Company's independent auditors; reviews with the independent auditors the scope, timing and plan for the annual audit, any non-audit services and the fees for audit and other services; reviews outstanding accounting and auditing issues with the independent auditors; and supervises or conducts such additional projects as may be relevant to its duties. The Audit Committee is also responsible for reviewing and making recommendations with respect to the Company's financial condition, its financial controls and accounting practices and procedures.

     The Compensation Committee recommends to the Board of Directors compensation policies and guidelines for the Company's executives and oversees the granting of incentive compensation, if any, to such persons. The Compensation Committee also administers the Company's bonus and stock option plans.

MEETINGS AND REMUNERATION

     During 1997, the Board of Directors held five meetings and took various actions by unanimous written consent. Each director other than Messrs. Wardlaw and Sodini attended at least 75% of the aggregate of (i) the total number of meetings held by the Board of Directors during 1997 and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during that period.

     Each director is elected to hold office until the next annual meeting of stockholders and until his respective successor is elected and qualified.
Except for non-employee directors of the Company who are not affiliated with FS&Co. (each, an "Outside Director"), directors do not receive compensation for services on the Board of Directors or on any Committees of the Board of Directors. All directors are reimbursed for their out-of-pocket expenses in serving on the Board of Directors and on any Committees. In 1997, Messrs. Gannon, Sodini, Figel and Young each received compensation for their services of $1,500 for each Board meeting attended, and Mr. Malone received $1,500 for the Board's November 1997 and January 1998 meetings. In addition, Mr. Malone received an annual retainer of $1,250 and, at their election and in lieu of their normal $5,000 annual retainer, Messrs. Gannon, Sodini, Figel and Young each received an option to purchase 2,381 shares of Buttrey Common Stock at an exercise price of $8.40 per share pursuant to the Company's 1996 Directors Plan (as defined below). Upon consummation of Albertson's purchase of the Company, the vesting of these options would be accelerated. See "Item 11. Executive Compensation--Stock Options--1996 Directors Plan" and "Item 11. Transactions in Connection with Proposed Purchase by Albertson's".

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company paid or accrued by the Company for each of the fiscal years ended February 3, 1996 ("1995"), February 1, 1997 ("1996") and January 31, 1998 ("1997"), for (i) the Company's Chief Executive Officer, and (ii) each of the other four most highly compensated executive officers of the Company who were serving as executive officers at January 31, 1998 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                     ANNUAL COMPENSATION                       COMPENSATION
                                ------------------------------------------------------------  --------------
                                                                               OTHER            SECURITIES
     NAME AND PRINCIPAL                                                        ANNUAL           UNDERLYING        ALL OTHER
          POSITION              YEAR         SALARY($)     BONUS(1)($)    COMPENSATION(2)($)    OPTIONS(#)       COMPENSATION($)
-------------------------       ----         --------      -----------    ------------------  --------------     ---------------
Joseph H. Fernandez             1997          350,000       115,668              0                    0             12,282(3)
 Chairman of the Board,         1996          300,417             0              0              130,000(4)          11,658
 President and Chief            1995          247,500       200,561              0               30,000(5)           8,923
 Executive Officer

Joseph M. Livorsi               1997          160,000        41,396              0                    0              4,500(6)
 Senior Vice President,         1996   (7)     67,742             0              0               15,000(4)           1,230
 Sales and Merchandising        1995               --            --              -                    --                --

Louis J. Rizzo                  1997          150,000        29,433              0                    0             11,854(8)
 Senior Vice President-         1996          145,000             0              0               12,000(4)          11,585
 Retail Operations and          1995          140,000        40,518              0               12,000(5)           9,338
 Store Development

Wayne S. Peterson               1997          132,500        26,000              0                    0             10,722(9)
 Senior Vice President,         1996          125,100             0              0               12,000(4)          11,388
 Chief Financial Officer        1995          117,500        69,006              0               12,000(5)          11,285
 and Secretary

John E. Sullivan                1997          107,000        20,996              0                    0              9,251(10)
 Vice President - Human         1996          104,500             0              0                8,000(4)           9,873
 Resources                      1995          100,000        28,942              0                8,000(5)           7,737

__________________
(1) Represent payments made to executive officers in March of each year for the prior fiscal year pursuant to the Buttrey Food and Drug Company Key Management Incentive Plan. See "Bonus Plan" below. Amount paid to Mr. Fernandez in 1995 also includes $25,000 payment made pursuant to the terms of his employment agreement. See "Employment and Severance Agreements" below. In addition, amounts paid to Mr. Fernandez and Mr. Peterson in 1995 include cash bonuses of $70,000 and $35,000, respectively, as consideration for additional contributions made by them on behalf of the Company.

(2) Other than the limited special rights attached to certain of the shares covered by options as described in "Stock Options" below, during each of 1995, 1996 and 1997, no executive officer named above received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such officer's salary and bonus, nor did any such officer receive any restricted stock award, stock appreciation right or payment under any long term incentive plan.

(3) Of this amount, (i) $7,831 represents the estimated amount of cash to be contributed by the Company to the BCRE for the account of Mr. Fernandez;
     (ii) $845 represents the amount of insurance premiums paid by the Company with respect to life insurance; (iii) $656 represents the imputed amount of insurance premiums set aside by the Company for the benefit of Mr. Fernandez towards the Company's own long-term disability program; and (iv) $2,950 represents the imputed amount of insurance premiums set aside by the Company for the benefit of Mr. Fernandez towards the Company's own medical plan.

(4) Consists of options to purchase shares of Common Stock granted in 1996 pursuant to the Company's 1995 Option Plan (as defined below). See "-- Stock Options."

(5) Consists of options to purchase shares of Common Stock granted in 1995 pursuant to the Company's 1995 Option Plan. See "--Stock Options."

(6) Of this amount, (i) $907 represents the amount of insurance premiums paid by the Company with respect to life insurance; (ii) $642 represents the imputed amount of insurance premiums set aside by the Company for the benefit of Mr. Livorsi towards the Company's own long-term disability program; and (iii) $2,950 represents the imputed amount of insurance premiums set aside by the Company for the benefit of Mr. Livorsi towards the Company's own medical plan.

(7)  Mr. Livorsi jointed the Company in October 1996.

(8) Of this amount, (i) $7,459 represents the estimated amount of cash to be contributed by the Company to the BCRE for the account of Mr. Rizzo; (ii) $846 represents the amount of insurance premiums paid by the Company with respect to life insurance; (iii) $599 represents the imputed amount of insurance premiums set aside by the Company for the benefit of Mr. Rizzo towards the Company's own long-term disability program; and (iv) $2,950 represents the imputed amount of insurance premiums set aside by the Company for the benefit of Mr. Rizzo towards the Company's own medical plan.

(9) Of this amount, (i) $6,499 represents the estimated amount of cash to be contributed by the Company to the BCRE for the account of Mr. Peterson;
     (ii) $746 represents the amount of insurance premiums paid by the Company with respect to life insurance; (iii) $527 represents the imputed amount of insurance premiums set aside by the Company for the benefit of Mr. Peterson towards the Company's own long-term disability program; and (iv) $2,950 represents the imputed amount of insurance premiums set aside by the Company for the benefit of Mr. Peterson towards the Company's own medical plan.

(10) Of this amount, (i) $5,268 represents the estimated amount of cash to be contributed by the Company to the BCRE for the account of Mr. Sullivan;
     (ii) $605 represents the amount of insurance premiums paid by the Company with respect to life insurance; (iii) $427 represents the imputed amount of insurance premiums set aside by the Company for the benefit of Mr. Sullivan towards the Company's own long-term disability program; and (iv) $2,950 represents the imputed amount of insurance premiums set aside by the Company for the benefit of Mr. Sullivan towards the Company's own medical plan.

          Bonus Plan. The Company has adopted the Buttrey Food and Drug Company Key Management Incentive Plan (as amended, the "Bonus Plan") pursuant to which the Compensation Committee annually establishes guidelines for incentive compensation to be paid to the Company's officers and key employees. The amount of an individual's bonus award is based on the attainment of specified Company performance objectives, such as the achievement of target sales and cash flow objectives, and is determined as a percentage of the recipient's base salary.

          Retirement Plan. The Company maintains the Buttrey Company Retirement Estates (the "BCRE"), a retirement plan that is intended to qualify under
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code").

     Employees become eligible to participate in the BCRE upon the later of the attainment of age 21 or the completion of one year of service. The BCRE provides for contributions by participants and by the Company. Participants can make pre-tax contributions up to the maximum amount permitted under Section 401(k) of the Code. The Company also makes annual contributions (in the form of cash or Buttrey Common Stock) to the BCRE, the amount of which is determined by the Board of Directors in its discretion each year. Seventy-five percent of the Company's contribution is allocated to participants as a percentage of their compensation ("Profit Sharing Contributions"), and the remaining 25% is allocated in proportion to the amount of contributions made by each participant ("Matching Contributions"). In March 1998, the Board of Directors of the Company authorized the Company to contribute a total of $1.0 million in cash to the BCRE as the Company's contribution for 1997.

     Participants' interests in their own contributions and in the Matching Contributions on their behalf are fully vested. Participants become vested in the Profit Sharing Contributions made on their behalf by the Company depending on their years of service with the Company, and in general begin vesting after three years of service and are fully vested after seven years of service. In addition, Participants become fully vested in the Profit Sharing Contributions made on their behalf upon death, disability, or attainment of age 57 while employed by the Company.

Participants may borrow funds from the BCRE, and provided certain conditions are satisfied, may receive a distribution of their contributions prior to termination of employment. Participants may elect that benefits payable following termination of employment be paid in the form of a lump sum distribution or in installments over a period of years.

     Employment and Severance Agreements. In March 1993, the Company entered into a three-year employment agreement with Mr. Fernandez. As amended, the employment agreement currently provides for a base salary of $350,000 and for an incentive bonus to be paid pursuant to the terms of the Company's Bonus Plan. See "Bonus Plan." In addition, the employment agreement with Mr. Fernandez provided for a bonus of $75,000 payable in three annual installments of $25,000 each beginning in March 1993. The employment agreement provides for Mr. Fernandez to be employed by the Company as Chairman of the Board, President and Chief Executive Officer until the earlier of March 1, 2001 or the date that such employment shall have been terminated as provided therein. In addition, the employment agreement provides that, so long as Mr. Fernandez remains an employee of the Company, the Company will include Mr. Fernandez in the Company's slate of nominees for directors at each such election of directors. Pursuant to the terms of the employment agreement, in the event Mr. Fernandez is terminated without cause or resigns for good reason (as such terms are defined in the employment agreement), or in the event that Mr. Fernandez should die or become permanently disabled, the Company is required to pay Mr. Fernandez's base salary for a period of twenty-four consecutive months from the date of such event. Mr. Fernandez' employment agreement provides that, in the event that Mr. Fernandez is terminated by the Company for cause or Mr. Fernandez otherwise terminates his employment under certain circumstances, then, subject to certain exceptions, Mr. Fernandez will not compete with the Company for a period of 12 months after such termination.

     In March 1993, the Company also entered into a separate agreement with Mr. Fernandez pursuant to which he will be entitled to receive severance payments of up to six months' salary upon an involuntary termination of his employment, other than for cause (as defined therein), upon a resignation for good reason (as defined therein), or in the event that Mr. Fernandez should die or become permanently disabled, in each case at any time after the expiration of his term of employment as specified in his employment agreement (or any subsequent employment agreement with the Company).

     The Company has entered into agreements with Messrs. Peterson, Rizzo and Sullivan pursuant to which these individuals will be entitled to receive severance payments of up to six months' salary either upon an involuntary termination of employment, other than for cause (as defined therein), or upon a resignation for good reason (as defined therein).

STOCK OPTIONS

     1990 Option Plan. The Company has adopted its 1990 Nonqualified Performance Stock Option Plan (as amended, the "1990 Option Plan"), which provides for the granting of non-qualified stock options to officers, key employees and consultants of the Company, including Directors who are also employees. As of January 31, 1998, an aggregate of 451,500 shares of Common Stock have been reserved for issuance under the 1990 Option Plan.

     The 1990 Option Plan is administered by the Compensation Committee. Options terminate at the earlier of (i) 90 days after the participant's termination of employment by the Company (unless such termination results from the participant's death or disability, or the participant dies within 90 days after such termination of employment, in which case the option terminates 180 days after the date of the participant's termination of employment), (ii) ten years from the date of grant, or (iii) on the effective date of certain dissolutions, liquidations or sales of all of the business, properties and assets of the Company or upon certain reorganizations, mergers or consolidations.

     All options granted under the 1990 Option Plan currently will vest and become exercisable in full upon a determination by the Compensation Committee that the Company, on a consolidated basis, has achieved 100% of the amount of a specified operating cash flow and total net cash flow from operations for any one of the four fiscal years of the Company beginning with the fiscal year ended January 1997 and ending with the fiscal year ended January 2000. Upon a determination by the Compensation Committee that the Company has not achieved the required levels of operating cash flow and total net cash flow from operations by January 29, 2000, the options which remain unvested shall nevertheless vest and become exercisable as of October 5, 2000. The Compensation Committee periodically reviews the 1990 Option Plan and may, in good faith, adjust the specified cash flow levels to reflect unanticipated major events such as catastrophic occurrences and mergers and acquisitions. The Compensation Committee may, in its sole discretion, elect to accelerate the vesting of all or any portion of any option.

     The holders of options granted under the 1990 Option Plan (other than Mr. Fernandez) have been granted limited special rights (the "Limited Rights") with respect to all of the shares of Common Stock covered by such options (the "Related Options"). The Limited Rights become exercisable in circumstances where the Company has accelerated the Related Options in connection with a business combination or sale of all or substantially all of the assets or capital stock of the Company, in each case in which the holders of the Company's Common Stock receive all cash consideration (an "Extraordinary Corporate Event"). Upon the exercise of a Limited Right, the Related Option ceases to be exercisable to the extent of the shares with respect to which the Limited Right is exercised, and an optionee would receive, for each share of underlying Common Stock, a cash payment equal to the excess of (i) the cash per share of Common Stock received by the holders of Common Stock in connection with the Extraordinary Corporate Event, over (ii) the option price per share of Common Stock underlying the Related Option.

     1995 Option Plan. The Company has adopted its 1995 Stock Option Plan (the "1995 Option Plan") which provides for the granting of either non-qualified or incentive stock options to officers and key employees of the Company, including directors who are also employees. Notwithstanding the foregoing, only officers and key employees who do not own capital stock possessing more than 10% of the total combined voting power or value of all classes of capital stock of the Company or the Subsidiary shall be eligible to receive grants of options. As of January 31, 1998, an aggregate of 500,000 shares of Common Stock have been reserved for issuance under the 1995 Option Plan.

     The 1995 Option Plan is administered by the Compensation Committee. Options terminate as determined by the Compensation Committee and specified in each Option Agreement; provided, that such termination date shall be not later than ten years from the date such option is granted, subject to earlier termination upon an optionee's termination of employment, in connection with certain extraordinary corporate transactions, or as otherwise set forth in each particular Option Agreement.

     The purchase price per share of the shares of Common Stock underlying each option and the vesting schedule for each option will be determined by the Compensation Committee; provided, that the option price of any incentive stock option shall not be less than the fair market value of the underlying shares at the time the incentive stock option is granted, as determined by the Compensation Committee in accordance with the formula specified in the 1995 Option Plan.

     1996 Directors Plan. The Company has adopted its 1996 Non-Employee Directors Stock Option Plan (the "1996 Directors Plan") which provides for the granting of non-qualified stock options to Outside Directors of the Company.
The 1996 Directors Plan permits each Outside Director to elect, on the date of each annual meeting at which he or she is elected or reelected, to receive an option to purchase shares of the Company's Common Stock in lieu of being paid that part of the director's fee that is not dependent upon attendance at meetings or services as a chairperson for the ensuing year (the "Retainer Fee"). If the Outside Director make such an election, on the six-month anniversary of the date of the election (the "Date of Grant"), such Outside Director will be granted an option exercisable for a number of shares of the Company's Common Stock equal to the amount of the Outside Director's Retainer Fee divided by 20% of the fair market value of a share of Common Stock at the close of business on the Date of Grant. The exercise price for any such option will be 80% of the fair market value of the Company's Common Stock on the Date of Grant. These options vest and are exercisable on the date of the annual meeting of stockholders following the Date of Grant. All options granted under the 1996 Directors Plan expire on the earlier of the tenth anniversary of the Date of Grant or six months after the recipient of the option ceases to be a Director. As of January 31, 1998, an aggregate of 75,000 shares of Common Stock have been reserved for issuance under the 1996 Directors Plan.

     The Company did not grant any stock options to its Named Executive Officers during 1997.

     The following table sets forth information concerning the aggregate number of options exercised during 1996 by each of the Named Executive Officers, and outstanding options held by each such officer at January 31, 1998.


                   OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                                                                       VALUE OF UNEXERCISED
                                                                     SECURITIES UNDERLYING                 IN-THE-MONEY
                                                                     UNEXERCISED OPTIONS AT                 OPTIONS AT
                                                                      JANUARY 31, 1998 (#)             JANUARY 31, 1998 ($)
                           SHARES ACQUIRED      VALUE REALIZED           EXERCISABLE/                      EXERCISABLE/
      NAME                 ON EXERCISE (#)          ($)                  UNEXERCISABLE                    UNEXERCISABLE(1)
------------------------  -----------------    ----------------     -----------------------         --------------------------
Joseph H. Fernandez              --                  --              107,456   /   146,140            838,210   /   1,140,608

Joseph M. Livorsi                --                  --                6,000   /     9,000             45,750   /   68,625

Louis J. Rizzo                   --                  --               12,000   /    12,000             93,375   /   97,125

Wayne S. Peterson                --                  --               12,000   /    20,334             93,375   /   169,672

John E. Sullivan                 --                  --                8,000   /    27,666             62,250   /   235,943

___________________
(1) The closing price for the Company's Common Stock as reported by the Nasdaq National Market as of January 31, 1998 was $15.375 per share.

     As of January 31, 1998, options for the purchase of 64,666 shares of Common Stock, at a purchase price of $6.67 per share, and options for the purchase of 56,140 shares of Common Stock, at a purchase price of $7.125 per share, were outstanding under the 1990 Option Plan, and options for the purchase of 330,694 shares remained available for issuance. Also as of January 31, 1998, options for the purchase of 107,000 shares of Common Stock, at a purchase price of $7.75 per share, options for the purchase of 110,900 shares of Common Stock, at a purchase price of $7.125 per share, options for the purchase of 300 shares of Common Stock, at a purchase price of $7.375 per share, options for the purchase of 2,000 shares of Common Stock, at a purchase price of $8.125 per share, options for the purchase of 100,000 shares of Common Stock, at a purchase price of $8.131 per share, options for the purchase of 15,900 shares of Common Stock, at a purchase price of $9.375 per share, and options for the purchase of 9,000 shares of Common Stock, at a purchase price of $8.625 per share, were outstanding under the 1995 Option Plan, and options for the purchase of 149,325 shares remained available for issuance. In addition, as of January 31, 1998, options for the purchase of 6,250 shares of Common Stock, at a purchase price of $6.40 per share, and options for the purchase of 9,524 shares of Common Stock, at a purchase price of $8.40 per share, were outstanding under the 1996 Directors Plan. As of January 31, 1998, options for the purchase of 22,456 shares of Common Stock, at a purchase price of $7.125 per share, and options for the purchase of 15,000 shares of Common Stock, at a purchase price of $6.725 per share, were outstanding outside of the Company's option plans.

TRANSACTIONS IN CONNECTION WITH PROPOSED PURCHASE BY ALBERTSON'S

     Option Payment Agreements. In connection with the Offer, the Company intends to enter into separate option payment agreements (collectively, the "Payment Agreements") with holders of outstanding options to purchase Shares ("Options") under the 1993 Special Option Plan, the 1995 Option Plan and the 1996 Option Plan (collectively, the "Stock Option Plans") and intends to enter into an option payment agreement with Joseph H. Fernandez, with respect to 56,140 shares subject to an option (the "Performance Option") under the Company's 1990 Option Plan. The Payment Agreements will describe, as applicable, the various termination and acceleration provisions of the Stock Option Plans that are triggered by the Offer and will provide for the surrender to the Company of all Options, following consummation of the Offer, for an amount in cash equal to the excess of the Offer Price over the applicable exercise price per share of the Options and less all taxes required to be withheld from such payment (the "Option Consideration"). The Payment Agreement with Mr. Fernandez will describe the decision of the Board to accelerate the vesting of the Performance Option with respect to 28,070 of the Shares covered thereby to the time of acceptance of Shares for payment and purchase pursuant to the Offer and provide for payment of the Option Consideration with respect to such Shares following consummation of the Offer. The Payment Agreements for Outside Directors will also describe the Board's decision to accelerate to the time of acceptance of Shares for payment and purchase pursuant to the Offer the vesting of options to purchase an aggregate of 9,524 Shares granted under the 1996 Option Plan. The

Payment Agreements will further provide that payment of the Option Consideration is subject to and contingent upon both the acceptance of the Shares for payment and purchase pursuant to the Offer and the surrender by the optionholder of the Options.

     Severance and Other Arrangements. Pursuant to a letter agreement dated as of January 19, 1998 (the "Letter Agreement"), Albertson's has agreed to provide certain severance and retention benefits to certain employees of the Company, including the Company's officers, upon consummation of the Offer. Under the severance program, an employee, including any officer, who is terminated, other than for cause, within six months of the closing of the purchase of the Company will receive a cash severance payment of 1-1/2 weeks of pay for each full year of service with the Company, with a minimum payment of $3,000 for employees with at least one full year of service and $1,500 for employees with less than one full year of service. Executive officers with current employment or severance agreements may elect to receive the payment specified above or the payment provided for in such agreement, but not both. In addition, the COBRA premiums for medical benefits will be paid for three months following the last day of employment.

     As authorized by the Board at its January 19, 1998 meeting, the Company will enter into certain retention agreements (the "Retention Agreements") with all executive officers other than Mr. Fernandez and with certain employees of the Company. These Retention Agreements, which were approved by Albertson's in the Letter Agreement, will provide that each of these officers and employees will receive a specified retention incentive bonus ranging from $20,000 to $120,000 if such officer or employee remains employed with the Company until 60 days after consummation of the Offer. Further, such bonuses will be paid if employment is involuntarily terminated prior to the expiration of such 60 day period, unless such termination is "for cause," and shall also be paid if employment is terminated by such employee with "good reason," prior to the expiration of such 60 day period, with "for cause" and "good reason" customarily defined. The retention incentive bonuses will also be paid in the event that such officer or employee dies or is permanently disabled prior to the expiration of such 60 day period.

     FSEP II, the majority stockholder of the Company, will also enter into agreements with each of Wayne S. Peterson, Senior Vice President, Chief Financial Officer and Secretary, and Louis J. Rizzo, Senior Vice President -- Retail Operations and Store Development, providing that each of these executive officers will receive a closing bonus of $40,000 and $20,000, respectively, from the Major Stockholder if such officer remains employed with the Company until the consummation of the Offer. These bonuses will also be paid if employment is involuntarily terminated prior to the consummation of the Offer, unless such termination is "for cause" and shall also be paid if employment is terminated prior to the consummation of the Offer by the officer for "good reason," with "for cause" and "good reason" customarily defined. The closing bonus will also be paid upon the death or permanent disability of such officer. Notwithstanding the foregoing, neither officer shall be entitled to receive the closing bonus if the Offer is not consummated for any reason.


                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

     During 1997, the Compensation Committee was comprised of Messrs. Gannon, Simmons, Sodini and Spogli, each an independent non-employee director of the Company. During 1997, none of the members of the Company's Compensation Committee had any interlocking relationships as defined by the Commission.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act ("Section 16") requires the Company's directors and certain of its officers, and persons who own more than 10 percent of a registered class of the Company's equity securities (collectively, "Insiders") to file reports of ownership and changes in ownership with the Commission. Insiders are required by Commission regulations to furnish the Company with copies of all Section 16 forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5s were required for those persons, the Company believes that its Insiders complied with all applicable Section 16 filing requirements for 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 23, 1998 by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director and Named Executive Officer of the Company, individually, and (iii) all current directors and executive officers as a group:


                                           AMOUNT AND NATURE OF             PERCENT OF
                NAME OF                    BENEFICIAL OWNERSHIP            OUTSTANDING
          BENEFICIAL OWNER(1)                 OF COMMON STOCK              COMMON STOCK
          ------------------               ---------------------           ------------
Freeman Spogli & Co. (2)..................      4,389,879                     50.8%
   J. Frederick Simmons...................
   Ronald P. Spogli.......................
   William M. Wardlaw.....................
Merrill Lynch & Co., Inc. (3).............        416,900                      4.8
Franklin Resources, Inc. (4)..............        656,000                      7.6
Pioneering Management Corporation (5).....        546,500                      6.3
Joseph H. Fernandez (6)...................        345,292                      2.6
Robert P. Gannon (7)......................          6,206                        *
Michael P. Malone.........................          1,100                        *
Peter J. Sodini (8).......................         47,381                        *
Matt L. Figel (8).........................          2,381                        *
Thomas C. Young (7).......................          6,506                        *
Joseph M. Livorsi (9).....................         15,000                        *
Wayne S. Peterson (10)....................         38,084                        *
Louis J. Rizzo (11).......................         44,000                        *
John E. Sullivan (12).....................         56,127                        *
All directors and executive
  officers as a group (14 persons)........      4,968,266(13)                 55.3%

______________
 *   Less than 1%.
(1) Except as otherwise indicated in this table and the notes thereto, the persons named have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) All shares indicated are owned of record by FS Equity Partners II, L.P. ("FSEP"), of which Freeman Spogli & Co. ("FS&Co.") is the general partner. As general partner, FS&Co. has the sole power to vote and dispose of such shares. Messrs. Simmons, Spogli and Wardlaw (all of whom are directors of the Company), Mr. Bradford M. Freeman and Mr. John M. Roth are general partners of FS&Co., and as such may be deemed to be the beneficial owners of the shares of Common Stock indicated as beneficially owned by FS&Co. The business address of FS&Co., its general partners and FSEP is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.

(3) As reported in a Schedule 13G dated January 30, 1998 filed jointly with the Securities and Exchange Commission (the "Commission") by Merrill Lynch & Co., Inc. ("Merrill Lynch"), Merrill Lynch Group, Inc. ("ML Group"), Princeton Services, Inc. ("PSI"), Merrill Lynch Asset Management, L.P. ("MLAM") and Merrill Lynch Global Allocation Fund, Inc. ("Merrill Fund"), Merrill Lynch, ML Group, PSI, MLAM and Merrill Fund have claimed shared voting and dispositive power with respect to all such shares. Merrill Lynch, ML Group and PSI are parent holding companies and have disclaimed beneficial ownership of the securities of the Company reported in the
     Schedule 13G; MLAM is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 (the "Advisers Act"); and Merrill Fund is an investment company registered under Section 8 of the Investment Company Act of 1940.

(4) As reported in a Schedule 13G dated February 12, 1997 filed jointly with the Commission by Franklin Resources, Inc. ("FRI"), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisory Services, Inc. ("FAS"), FAS has claimed sole voting and dispositive power with respect to all such shares. The securities of the Company reported in the Schedule 13G are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries (the "Advisor Subsidiaries") of FRI, the principal shareholders of which are Messrs. Johnson and Johnson (collectively, the "Principal Shareholders"). FRI, the Principal Shareholders and each of the Advisor Subsidiaries have disclaimed beneficial ownership of the securities of the Company reported in the
     Schedule 13G.  The business address of FRI, Charles B. Johnson and Rupert
     H. Johnson, Jr. is 777 Mariners Island Boulevard, San Mateo, California 94404. The business address for FAS is One Parker Plaza, Sixteenth Floor, Ft. Lee, New Jersey 07024.

(5) As reported in a Schedule 13G dated January 5, 1998 filed with the Commission by Pioneering Management Corporation ("Pioneering"), Pioneering has claimed sole voting and dispositive power with respect to all such shares. Pioneering is an investment adviser registered under Section 203 of the Advisers Act. The business address of Pioneering is 60 State Street, Boston, Massachusetts 02109.

(6) Amount includes 150,526 shares issuable upon exercise of options which are exercisable as of, or will become exercisable within 60 days of, April 23, 1998 and an additional 75,000 shares issuable upon exercise of options which will become fully exercisable if the Offer is consummated. Amount also includes 7,486 shares held by the Buttrey Company Retirement Estates, the Company's retirement plan (the "BCRE") for the account of Mr. Fernandez, based on a plan statement of the BCRE dated December 31, 1997.

(7) Amount includes 5,506 shares issuable upon exercise of options which will become fully exercisable as of, or will become exercisable within 60 days of, April 23, 1998.

(8) Amount includes 2,381 shares issuable upon exercise of options which are exercisable as of, or will become exercisable within 60 days of, April 23, 1998.

(9) Amount includes 6,000 shares issuable upon exercise of options which are exercisable as of, or will become exercisable within 60 days of, April 23, 1998 and an additional 9,000 shares issuable upon exercise of options which will become fully exercisable if the Offer is consummated.

(10) Amount includes 18,000 shares issuable upon exercise of options which are exercisable as of, or will become exercisable within 60 days of, April 23, 1998 and an additional 6,000 shares issuable upon exercise of options which will become fully exercisable if the Offer is consummated. Amount also includes 818 shares held by the BCRE for the account of Mr. Peterson, based on a plan statement of the BCRE dated December 31, 1997.

(11) Amount includes 18,000 shares issuable upon exercise of options which are exercisable as of, or will become exercisable within 60 days of, April 23, 1998 and an additional 6,000 shares issuable upon exercise of options which will become fully exercisable if the Offer is consummated.

(12) Amount includes 12,000 shares issuable upon exercise of options which are exercisable as of, or will become exercisable within 60 days of, April 23, 1998, and an additional 4,000 shares issuable upon exercise of options which will become fully exercisable if the Offer is consummated. Amount also includes 794 shares held by the BCRE for the account of Mr. Sullivan, based on a plan statement of the BCRE dated December 31, 1997.

(13) Amount includes an aggregate of 224,413 shares issuable upon exercise of options which are exercisable as of, or will become exercisable within 60 days of, April 23, 1998, and an additional 104,000 shares issuable upon exercise of options which will become fully exercisable if the Offer is consummated. Amount also includes an aggregate of 9,408 shares held by the BCRE for the accounts of Messrs. Fernandez, Peterson, Rizzo, Sullivan and Wright, based on a plan statement of the BCRE dated December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In March 1993, Mr. Fernandez purchased 112,280 shares of Common Stock at a price of $7.125 pursuant to a Stock Subscription Agreement. Of the purchase price for these shares, $400,000 was paid using a full recourse promissory note, bearing interest at 7% per annum, payable quarterly, and secured by a pledge to the Company of the 112,280 shares of Common Stock. In February 1994, Mr. Fernandez executed a full recourse unsecured promissory note in the amount of $40,000 in favor of the Company, bearing interest at 7% per annum, and payable quarterly. As amended, these two promissory notes were due and payable in full on March 1, 1998.

     In April 1997, Mr. Fernandez executed two additional full recourse promissory notes in favor of the Company, one in the amount of $125,000 which is secured by a pledge to the Company of the 112,280 shares of Common Stock purchased by Mr. Fernandez in March 1993, and one in the amount of $75,000 which is unsecured. Each of these promissory notes bears interest at 9.25% per annum, payable quarterly, and becomes due and payable in full on March 1, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


        (a)(1) INDEX TO FINANCIAL STATEMENTS:
                                                                                                               PAGE
                                                                                                              NUMBER
                                                                                                              ------
      BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

      Independent Auditors' Report........................................................................      F-1

      Consolidated Balance Sheets - January 31, 1998, February 1, 1997 and February 3, 1996...............      F-2

      Consolidated Statements of Operations - For the Fiscal years ended January 31, 1998,
      February 1, 1997 and February 3, 1996...............................................................      F-3

      Consolidated Statements of Stockholders' Equity - For the Fiscal years ended January 31,
      1998, February 1, 1997 and February 3, 1996.........................................................      F-4

      Consolidated Statements of Cash Flows - For the Fiscal years ended January 31, 1998,
      February 1, 1997 and February 3, 1996...............................................................      F-5

      Notes to Consolidated Financial Statements..........................................................      F-6

        (a)(1) INDEX TO FINANCIAL STATEMENT SCHEDULES:

            None.


        (a)(2)  EXHIBITS


        EXHIBIT
        -------
        NUMBER                                               DESCRIPTION
        ------                                               -----------
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


      EXHIBIT
      -------
      NUMBER                                                 DESCRIPTION
      ------                                                 -----------
       10.7+          Form of Indemnity Agreement dated as of October 31, 1990 made by and between the
                      Company and Buttrey Food and Drug Company ("BFDC"), on the one hand, and each of the members of the Board of Directors of the Company and of BFDC, on the other hand.
       10.8+          Stock Subscription Agreement made and entered into as of October 17, 1990 by and among the Company, FSEP and Peter J. Sodini.
       10.9+          Employment Agreement dated as of October 31, 1990 entered into among the Company,
                      BFDC and Edward C. Agnew.
       10.10+         Letter Agreement dated as of October 17, 1990 by and between the Company and
                      Edward C. Agnew.
       10.11+         Form of Severance Agreement dated as of October 31, 1990 entered into among the
                      Company, BFDC and certain executives of the Company.
       10.12+         Consulting Agreement made and entered into as of July 1, 1991 by and between BFDC and Peter J. Sodini ("Sodini Consulting Agreement").
       10.13+++       1990 Nonqualified Performance Stock Option Plan of the Company, as amended and restated as of July 21, 1992 ("Option Plan").
       10.14+++       Form of Amendment to Nonqualified Performance Stock Option Agreement by and
                      between the Company and certain participants under the Option Plan.
       10.15*****     Extension and Modification to Consulting Agreement dated April 29, 1993 by and between the Company and Peter J. Sodini.
       10.16*         Employment Agreement dated as of March 1, 1993 entered into among the Company,
                      BFDC and Joseph H. Fernandez ("Fernandez Employment Agreement").
       10.17*         Nonqualified Stock Option Agreement entered into as of March 1, 1993 by and between the Company and Joseph H. Fernandez.
       10.18*         Letter Agreement dated March 1, 1993 by and between BFDC and Joseph H. Fernandez.
       10.19***       Forms of Letter Amendment to Stock Subscription Agreements in connection with refinancing of Secured Promissory Notes by and between the Company and certain participants under the Subscription Plan.
       10.20***       Form of Letter Agreement regarding Execution of New Promissory Notes in connection with refinancing of Secured Promissory Notes by and between the Company and certain participants under the Subscription Plan.
       10.21*****     Extension to Sodini Consulting Agreement dated October 28, 1993.
       10.22*****     Continuing Employment and Severance Agreement dated January 28, 1994 by and between the Company and Edward C. Agnew.
       10.23*****     Nonqualified Stock Option Agreement entered into as of February 23, 1994 by and between the Company and Joseph H. Fernandez.
       10.24++++++++  1995 Option Plan of the Company, dated as of April 24, 1995 ("1995 Option Plan").
       10.25++++++++  Form of Nonqualified Stock Option Agreement entered into by and between the
                      Company and certain Participants under the 1995 Option Plan, dated as of April 25,
                      1995.
       10.26++++++++  Form of Incentive Stock Option Agreement for certain Participants under the 1995
                      Option Plan.
       10.27++++++++  Amendment dated March 10, 1995 to Fernandez Employment Agreement.
       10.28**        Extension to Sodini Consulting Agreement dated November 20, 1995.
       10.29**        Consulting Agreement and Release dated May 23, 1995 by and between the Company and H.N. Dusenberry.
       10.30*****     Amendment dated April 24, 1995 to Fernandez Employment Agreement.
       10.31*****     Amendment dated August 29, 1996 to Fernandez Employment Agreement.
       10.32*****     Letter Agreement dated April 7, 1997 by and among the Company, FSEP and Joseph H.
                      Fernandez.
       10.33*****     Secured Promissory Note made by Joseph H. Fernandez in favor of the Company dated
                      April 7, 1997.
       10.34*****     Promissory Note made by Joseph H. Fernandez in favor of the Company dated April 7,
                      1997.


      EXHIBIT
      -------
      NUMBER                                              DESCRIPTION
      ------                                              -----------
       10.35*****     Extension and Modification to Sodini Consulting Agreement dated November 25, 1996.
       10.36*****     1996 Non-Employee Directors Stock Option Plan of the Company, dated as of April 26,
                      1996 (the "1996 Directors Plan").
       10.37*****     Form of Nonqualified Stock Option Agreement entered into by and between the
                      Company and certain directors under the 1996 Directors Plan.

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


      EXHIBIT
      -------
      NUMBER                                              DESCRIPTION
      ------                                              -----------
       10.58*****     Second Amendment dated as of April 22, 1994 to Amended and Restated Credit
                      Agreement dated as of April 28, 1992 by and among the Company, Bankers Trust
                      Company as Agent and the various Lenders listed therein.
       10.59++        Loan Agreement made the 5th day of July, 1994 by and between BFDC and TriCon
                      Capital.
       10.60++        Security Agreement made the 5th day of July, 1994 by and between BFDC and TriCon
                      Capital.
       10.61++        Guaranty dated July 5, 1994 made by BFDC, as Guarantor, in favor of TriCon Capital.
       10.62++++      Asset Purchase Agreement dated August 15, 1995 by and among the Company, BFDC,
                      Thrifty Foods of Eastern Washington, Inc. ("Thrifty") and Associated Grocers,
                      Incorporated ("AGI").
       10.63++++      Asset Purchase Agreement dated August 15, 1994 by and among the Company, BFDC and AGI.
       10.64++++      Real Estate Purchase and Sale Agreement dated August 15, 1994 by and among BFDC,
                      Supermarket Development Corporation ("SDC") and AGI, concerning real property located in Richland, Washington.
       10.65++++      Real Estate Purchase and Sale Agreement dated August 15, 1994 by and among BFDC,
                      SDC and AGI, concerning real property located in Kennewick, Washington.
       10.66++++++    Wholesale Supply Agreement made and entered into as of November 15, 1994 by and between Associated Food Stores, Inc. and BFDC.
       10.67++++++    Agreement of Purchase and Sale made and entered into as of November 15, 1994 by and between BFDC and Associated Food Stores, Inc.
       10.68++++++++  Third Amendment dated as of December 12, 1994 to Loan and Security Agreement dated as of August 23, 1991 and amended as of May 10, 1993 by and between the
                      Company and The CIT Group/ Equipment Financing, Inc.
       10.69*         Note and Security Agreement made the 8th day of August, 1995 by and between BFDC and NationsBanc Leasing Corporation.
       10.70*         Guaranty dated August 14, 1995 made by BFDC, as Guarantor, in favor of NationsBanc
                      Leasing Corporation.
       10.71*         Financing Agreement made the 7th day of September, 1995 by and between BFDC and
                      The CIT Group/Business Credit, Inc. and The CIT Group/Equipment Financing, Inc.
       10.72*         Guaranty dated September 7, 1995 made by the Company, as Guarantor, in favor of The
                      CIT Group/Business Credit, Inc. as Agent.
       10.73***       Letter Amendment dated August 5, 1996 to Financing Agreement dated September 7,
                      1995 by and among the Company, CITBC and CEF.
       10.74****      Letter Amendment dated August 1, 1997 to Financing Agreement dated September 7,
                      1995 by and among the Company, CITBC and CEF.
       10.75******    Agreement and Plan of Merger, dated as of January 19, 1998, by and among the
                      Company, Purchaser and Parent.
       10.76******    Tender and Option Agreement, dated as of January 19, 1998, by and among Purchaser,
                      Parent, the Company and the Major Stockholder.
       10.77******    Press release issued by the Company on January 20, 1998.
       10.78******    Fairness Opinion of Morgan Stanley, dated as of January 19, 1998.
       10.79******    Letter to Stockholders, dated as of January 26, 1998, from Joseph H. Fernandez,
                      Chairman of the Board, President and Chief Executive Officer of the Company.
       10.80******    Confidentiality Agreement, dated as of December 22, 1997, between FS&Co., on behalf of the Company, and Parent.
       10.81*******   Press Release of the Company dated, February 23, 1998.
       10.82*******   Extension, Early Termination and Waiver Agreement, dated as of February 23, 1998, by and among Parent, Purchaser and the Company.
       22.1+          Subsidiaries of the Company.
       23.1           Consent of KPMG Peat Marwick LLP.
       27.1           Financial Data Schedules.


________________
+         Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-44646)
          on December 20, 1991.
++        Filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 0-19802) on
          January 16, 1992.
+++       Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
          August 1, 1992 (File No. 0-19802) on September 15, 1992.
*         Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 30,
          1993 (File No. 0-19802) on April 30, 1993.
**        Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1,
          1993 (File No. 0-19802) on June 15, 1993.
***       Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31,
          1993 (File No. 0-19802) on September 14, 1993.
****      Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
          October 30, 1993 (File No. 0-19802) on December 14, 1993.
*****     Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 29,
          1994 (File No. 0-19802) on April 29, 1994.
++        Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30,
          1994 (File No. 0-19802) on September 12, 1994.
++++      Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0- 19802) on August 30, 1994.
++++++    Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
          October 29, 1994 (File No. 0-19802) on December 12, 1994. Certain portions of Exhibit 10.58 have been omitted from the copies filed as part of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994 and are the subject of an order granting confidential treatment with respect thereto.
++++++++  Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 28,
          1995 (File No. 0-19802) on April 28, 1995.
*         Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29,
          1995 (File No. 0-19802) on September 12, 1995.
**        Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996 (File No. 0-19802) on May 3, 1996.
***       Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3,
          1996 (File No. 0-19802) on September 17, 1996.
****      Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August
          2, 1997 (File No. 0-19802) on September 16, 1997.
*****     Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 1,
          1997 (File No. 0-19802) on May 1, 1997.
******    Filed as an exhibit to the Company's Form 14D-9 dated January 26, 1998.
*******   Filed as an exhibit to the amendment to the Company's Form 14D-9 dated March 2, 1998.

     (b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  April 30, 1998          Buttrey Food and Drug Stores Company


                                         By:  /s/ Joseph H. Fernandez
                                             -----------------------------------
                                             Joseph H. Fernandez
                                             Chairman of the Board, President
                                             and Chief Executive Officer

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


         SIGNATURE                              TITLE                                             DATE
         ---------                              -----                                             ----
  /s/ Joseph H. Fernandez           Chairman of the Board, President                         April 30, 1998
  -----------------------------     and Chief Executive Officer
Joseph H. Fernandez                 (Principal Executive Officer)


/s/ Wayne S. Peterson               Senior Vice President, Chief                             April 30, 1998
-----------------------------       Financial Officer and Secretary (Principal
Wayne S. Peterson                   Financial Accounting Officer)


     /s/ Matt L. Figel
---------------------------         Director                                                 April 30, 1998
Matt L. Figel


/s/ Robert P. Gannon
---------------------------         Director                                                 April 30, 1998
Robert P. Gannon


/s/ Michael P. Malone
---------------------------         Director                                                 April 30, 1998
Michael P. Malone


/s/ J. Frederick Simmons
--------------------------          Director                                                 April 30, 1998
J. Frederick Simmons



--------------------------          Director                                                 April    , 1998
Peter J. Sodini


/s/ Ronald P. Spogli
---------------------------         Director                                                 April 30, 1998
Ronald P. Spogli


/s/ William M. Wardlaw
---------------------------         Director                                                 April 30, 1998
William M. Wardlaw


                                    Director                                                 April    , 1998
---------------------------
Thomas C. Young

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

INDEPENDENT AUDITORS' REPORT
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Board of Directors and Stockholders
Buttrey Food and Drug Stores Company:

We have audited the accompanying consolidated balance sheets of Buttrey Food and Drug Stores Company and subsidiary as of January 31, 1998, February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buttrey Food and Drug Stores Company and subsidiary at January 31, 1998, February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Billings, Montana
April 10, 1998

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                 January 31,  February 1,   February 3,
Fiscal year end,                                                    1998         1997          1996
---------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                      $  5,173       5,075          6,140
  Accounts receivable                                               5,671       4,905          4,488
  Inventories                                                      45,230      42,741         43,304
  Prepaid expenses                                                  1,352       1,514          1,230
  Deferred tax asset                                                  694         544          1,271
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                               58,120      54,779         56,433

Property and equipment, at cost                                   167,758     152,900        130,174
Less accumulated depreciation                                      64,312      54,417         45,765
---------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                        103,446      98,483         84,409

Intangible assets, net                                              6,573       4,145          3,259
Other assets                                                          759         591            530
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $168,898     157,998        144,631
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                         $ 12,743       6,128          2,205
  Current obligations under capital leases                            483         428            379
  Accounts payable                                                 17,773      18,561         16,345
  Accrued payroll and benefits                                      8,031       7,552          7,530
  Accrued expenses and reserves                                     3,491       4,869          5,106
  Accrued interest payable                                            169         131            111
  Notes payable                                                         -           -             20
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                          42,690      37,669         31,696

Long-term debt                                                     20,456      18,569         13,510
Obligations under capital leases                                    8,475       8,957          9,385
Deferred tax liability                                              1,950         905          1,735
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                  73,571      66,100         56,326

Commitments and contingencies

Stockholders' equity:
  Preferred stock $.01 par value, authorized 1,000,000 shares           -           -              -
  Common stock $.01 par value, authorized 15,000,000 shares;
     issued and outstanding 8,644,631 shares at the end of
     fiscal 1997 and 8,639,056 shares at the end of fiscal
     years 1996 and 1995                                               86          86             86
  Paid-in capital                                                  79,174      79,133         79,133
  Retained earnings                                                16,592      13,079          9,486
---------------------------------------------------------------------------------------------------------
                                                                   95,852      92,298         88,705

Less stock subscriptions receivable                                   525         400            400
---------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                               95,327      91,898         88,305
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $168,898     157,998        144,631
=========================================================================================================

See accompanying notes to consolidated financial statements.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

                                                   January 31,    February 1,    February 3,
Fiscal year ended,                                     1998          1997           1996
--------------------------------------------------------------------------------------------

SALES                                                $391,373        371,302        368,135
Cost of sales and related occupancy expenses          294,368        284,134        280,242
--------------------------------------------------------------------------------------------
GROSS PROFIT                                           97,005         87,168         87,893

Marketing, general and administrative expenses         86,859         79,609         81,830
--------------------------------------------------------------------------------------------
OPERATING INCOME                                       10,146          7,559          6,063

Other income (expense):
 Gain (loss) on disposal of assets                        (95)           (50)           251
 Interest income                                          131            132            320
 Interest expense                                      (3,287)        (2,909)        (2,865)
 Interest expense - income tax settlement              (1,274)             -              -
--------------------------------------------------------------------------------------------
                                                       (4,525)        (2,827)        (2,294)
--------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY CHARGE                               5,621          4,732          3,769

Income tax expense                                      2,108          1,139          1,419
--------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY CHARGE                      3,513          3,593          2,350

Extraordinary charge, net of income tax benefit             -              -            (51)
--------------------------------------------------------------------------------------------
NET INCOME                                           $  3,513          3,593          2,299
============================================================================================

Net income per share:
          Basic                                      $    .41            .42            .27
          Diluted                                         .40            .41            .27
============================================================================================

See accompanying notes to consolidated financial statements.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                                STOCK
                                        COMMON     PAID-IN     RETAINED     SUBSCRIPTIONS     STOCKHOLDERS'
                                        STOCK      CAPITAL     EARNINGS       RECEIVABLE        EQUITY
-----------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 28, 1995              $ 86       79,133       7,187           (438)           85,968

Payments on stock subscriptions             -            -           -             38                38
Net income                                  -            -       2,299              -             2,299
-----------------------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 3, 1996                86       79,133       9,486           (400)           88,305
-----------------------------------------------------------------------------------------------------------

Net income                                  -            -       3,593              -             3,593
-----------------------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 1, 1997                86        79,133     13,079           (400)           91,898
-----------------------------------------------------------------------------------------------------------

Stock options exercised                     -            41          -              -                41
Stock subscriptions issued                  -             -          -           (125)             (125)
Net income                                  -             -       3,513             -             3,513
-----------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 31, 1998               $86        79,174      16,592          (525)           95,327
===========================================================================================================

See accompanying notes to consolidated financial statements.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
(Amounts In Thousands)
---------------------------------------------------------------------------------------------------------
                                                               January 31,    February 1,    February 3,
Fiscal year ended,                                                1998           1997           1996
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                                        $  3,513          3,593          2,299
Adjustments to reconcile net income to net cash provided
  by operating activities:
            Depreciation                                            10,326          8,755         10,532
            Amortization                                               581            300            289
            Deferred income taxes                                      672           (103)           (32)
            Extraordinary charge on debt retirement                      -              -             85
            Loss (gain) on sale of property and equipment               96             50           (251)
            Changes in operating assets and liabilities:
               Accounts receivable                                    (766)          (417)          (915)
               Inventories                                          (2,489)           563          5,406
               Prepaid expenses                                        162           (284)           130
               Accounts payable                                       (788)         2,216         (3,230)
               Accrued payroll and benefits                            479             22            411
               Accrued expenses and reserves                        (1,378)          (237)           220
               Accrued interest payable                                 38             20           (349)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           10,446         14,478         14,595
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:

Purchase of property and equipment                                 (15,389)       (22,929)       (10,072)
Proceeds from sales of property and equipment, net                       4             50          3,490
Increase in intangible and other assets                             (2,954)        (1,247)          (272)
---------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                              (18,339)       (24,126)        (6,854)
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Stock subscriptions collected (issued)                                (125)             -             38
Stock options exercised                                                 41              -              -
Payments on long-term debt                                         (43,614)        (3,201)       (32,034)
Proceeds from issuance of long-term debt                            52,116         12,183         14,024
Payments on capital lease obligations                                 (427)          (379)          (336)
Payments on notes payable                                                -            (20)           (58)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  7,991          8,583        (18,366)
---------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        98         (1,065)       (10,625)

Cash and cash equivalents at beginning of period                     5,075          6,140         16,765
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  5,173          5,075          6,140
=========================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
          Interest                                                $  4,404          2,720          3,235
          Income taxes                                               3,265          1,971          1,479
=========================================================================================================

See accompanying notes to consolidated financial statements.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

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

    As of January 31, 1998, the Company operated 43 retail food and drug stores in three states in the northwest United States. Thirty-two of these stores are located in 21 communities throughout the state of Montana.

    FISCAL YEAR END. The Company's fiscal year ends on the Saturday nearest to January 31 in each year. Unless otherwise noted, reference to a fiscal year refers to the calendar year in which such fiscal year commences. Fiscal year 1997 and 1996 include 52 weeks whereas fiscal 1995 includes 53 weeks.

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

    STORE OPENING AND CLOSING COSTS. Noncapital expenditures incurred in opening new stores or remodeling existing stores are expensed in the year in which the stores are opened. When the Company commits to a formal plan to close a store, the remaining investment in fixtures and leasehold improvements, net of expected salvage, is expensed. The Company also expenses the present value of any remaining liability for a closed store lease, net of expected sublease recoveries.

    AMORTIZATION. The excess of acquisition cost over net assets acquired ("Goodwill") is being amortized on a straight-line basis over forty years. The costs of all other intangible assets are amortized on a straight-line basis over their respective estimated economic lives ranging from three to five years.

    DEBT ISSUANCE COSTS. Debt issuance costs are being amortized using the interest method over the life of the related debt as a component of interest expense.

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

     ADVERTISING. The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense, net of reimbursements, was $2,017, $1,608 and $1,222 for fiscal 1997, 1996 and 1995, respectively.

     SELF-INSURANCE ACCRUALS. The Company is self-insured with respect to non-union employee medical and disability claims up to specified limits per claim. The expenses associated with self-insured claims are provided based on estimated amounts required to cover incurred claims. An accrual aggregating $462 is included in "accrued payroll and benefits" to provide for unsettled and estimated incurred but unreported claims.

     The Company also maintains insurance coverage with respect to workers compensation risks under contractual arrangements which retroactively adjust insurance premiums for claims paid subject to specified limitations.

     PER SHARE DATA. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of options and warrants outstanding determined using the treasury stock method.

     USE OF ESTIMATES. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived tangible and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of these assets is determined by a comparison of the carrying amount of an asset to its undiscounted future net cash flows. If such assets are determined to be impaired, an impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets.

     STOCK BASED COMPENSATION. The Company accounts for stock based compensation issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense for stock options is recorded over the related service period if the current market price of the underlying stock exceeds the option exercise price at the date of grant.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1996 and 1995 amounts to conform to the 1997 presentation.

(2)  INVENTORIES

     Substantially all of the Company's inventories are valued using the last-in, first-out method ("LIFO"). If the first-in, first-out method had been used, inventories would have been $1,280 lower at January 31, 1998. This difference results from the higher costs of inventory in place at the acquisition date (versus the lower costs of inventory acquired direct from suppliers) less the effects of increasing prices thereafter. The Company recorded a net LIFO provision of $69, $362 and $320 for fiscal 1997, 1996 and 1995, respectively. During the fiscal years 1996 and 1995, the Company liquidated certain LIFO inventories that were carried at the higher acquisition cost. The effect of these liquidations was to decrease operating income by $47, or $.01 per share in fiscal 1996 and $112, or $.01 per share in fiscal 1995. Gain on sale of assets in fiscal 1995 includes a reduction of $565 for the effects of such liquidations related to inventories included in asset sales.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

--------------------------------------------------------------------------------
(Amounts In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:
                                                              January 31,      February 1,     February 3,
         Fiscal year end,                                        1998             1997            1996
---------------------------------------------------------------------------------------------------------
             Land                                              $ 13,246            13,244          12,400
             Buildings and improvements                          50,412            48,353          39,337
             Assets under capital leases                         11,133            11,133          11,133
             Furniture and equipment                             77,912            68,115          59,424
             Leasehold improvements                              12,049             5,876           5,499
             Construction in progress                             3,006             6,179           2,381
---------------------------------------------------------------------------------------------------------
             Property and equipment, at cost                   $167,758           152,900         130,174
=========================================================================================================

(4)      INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                              January 31,      February 1,     February 3,
         Fiscal year end,                                        1998             1997            1996
---------------------------------------------------------------------------------------------------------
             Debt issuance costs                               $    129               178             228
             Goodwill                                             5,320             2,968           2,950
             Non-compete agreements                               1,083               936               -
             Other                                                   41                63              81
---------------------------------------------------------------------------------------------------------
             Intangible assets, net                            $  6,573             4,145           3,259
=========================================================================================================

As a result of the income tax settlement (see note 12), an adjustment to increase goodwill in the amount of $2,092 was recorded in 1997.

Accumulated amortization on intangible assets not fully amortized was $1,387, $806 and $505 at fiscal year end 1997, 1996 and 1995, respectively.

As a result of early retirements of debt, the Company recorded an extraordinary charge of $85 ($51 on an after-tax basis) during fiscal 1995 for the write-off of unamortized debt issuance costs and redemption premiums incurred.

(5)       LEASES

The Company is obligated under capital leases for certain retail stores that expire at various dates from 1998 to 2017. The gross amount of property and related accumulated amortization recorded under capital leases are as follows:

                                                              January 31,      February 1,     February 3,
         Fiscal year end,                                        1998             1997            1996
---------------------------------------------------------------------------------------------------------
             Buildings and improvements                         $11,133            11,133          11,133
             Less accumulated amortization                        4,264             3,597           2,931
---------------------------------------------------------------------------------------------------------
             Assets under capital leases, net                    $6,869             7,536           8,202
=========================================================================================================

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

-------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

   The Company also has several noncancelable operating leases, primarily for retail stores, that expire over the next ten years. These leases generally contain multiple renewal periods ranging from five to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rent expense for operating leases consists of the following:

                                           January 31,   February 1,     February 3,
Fiscal year ended,                            1998          1997            1996
---------------------------------------------------------------------------------------
Minimum rentals                              $2,102          1,863          1,734
Contingent rentals                              293            267            271
---------------------------------------------------------------------------------------
Sublease rentals                               (840)          (877)          (741)

Rent expense for operating leases, net      $ 1,555          1,253          1,264
=======================================================================================

          Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of January 31, 1998 are as follows:

                                                                       Operating       Capital
                                                                        leases          leases
-----------------------------------------------------------------------------------------------
 Fiscal year:
  1998                                                                     $ 1,966       1,421
  1999                                                                       1,888       1,278
  2000                                                                       1,531       1,266
  2001                                                                       1,379       1,266
  2002                                                                         973         842
  Later years, through 2018                                                  4,226      13,089
-----------------------------------------------------------------------------------------------

 Total minimum lease payments                                              $11,963      19,162
-----------------------------------------------------------------------------------------------

 Less amount representing interest (at rates from 9.5% to 14.5%)                        10,204
-----------------------------------------------------------------------------------------------

 Present value of net minimum capital lease payments                                     8,958
 Less current installments of obligations under capital leases                             483
-----------------------------------------------------------------------------------------------

Obligations under capital leases, excluding current installments                       $ 8,475
===============================================================================================

(6)  LONG-TERM DEBT

 Long-term debt consists of the following:

                                                   January 31,      February 1,     February 3,
Fiscal year end,                                      1998            1997           1996
-----------------------------------------------------------------------------------------------
 Borrowings under Financing Agreement:
  Equipment note; monthly payments of $96 plus
   interest at either Chemical Bank prime plus
   1.0% or the London interbank offered rate
   ("LIBOR") plus 2.25%                              $ 5,304          6,460           7,618

  Equipment note; monthly payments of $56 plus
   interest at either Chemical Bank prime plus
1.5% or LIBOR plus 2.65%                               3,077          3,749           4,420

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

-------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

                                                                       January 31,   February 1,  February 3,
Fiscal year end,                                                          1998          1997         1996
---------------------------------------------------------------------------------------------------------------
      Equipment note; monthly payments of $83 plus
        interest at either Chemical Bank prime plus
        1.5% or LIBOR plus 2.25%                                           3,500         4,500          -

      Revolving credit facility, monthly interest payments
        at either Chemical Bank prime plus .5% or
        LIBOR plus 2%                                                      6,350         1,600          -

    10.05% seller financing, semi-annual payments of $164,
      including interest, maturing October 2001                            2,433         2,510      2,580

    Equipment note, monthly payments of $26 plus interest
      at LIBOR plus 2.65%, maturing August 1999                              510           791      1,097

    8.03% equipment note, monthly payments of $84,
      including interest, maturing June 2000                               2,290         3,086          -

    Equipment note, variable monthly payments plus interest
      at LIBOR plus 2.35%, maturing June 2000                                331           446          -

    Equipment note, monthly payments of $34 plus interest
      at LIBOR plus 2.35%, maturing October 2000                           1,158         1,555          -

    Equipment notes, monthly payments of $127 plus interest
      at the 30-day commercial paper rate plus 2.18%                       7,204             -          -

    Equipment note, monthly payments of $20 plus interest at
      LIBOR plus 2.35%, maturing November 2001                               973             -          -

    6.38% seller financing, monthly payments of $1 including
      interest, maturing April 2005                                           69             -          -
---------------------------------------------------------------------------------------------------------------
                                                                          33,199        24,697     15,715
    Less current installments                                             12,743         6,128      2,205
---------------------------------------------------------------------------------------------------------------
    Long-term debt, excluding current installments                       $20,456        18,569     13,510
===============================================================================================================

In September 1995, the Company entered into a five-year credit facility which, as amended, currently provides credit of up to $47.8 million (the "Financing Agreement"). The Financing Agreement includes a $30.0 million revolving credit facility and variable rate term loans totaling $17.8 million which were used to refinance existing equipment notes. The revolving credit facility includes a $10 million letter of credit sub-facility. The maximum borrowing base under the revolving credit facility is equal to 65% of eligible inventory (essentially non-perishable inventory). The borrowing base as of January 31, 1998 is approximately $25.6 million.

The revolving credit facility requires an annual commitment fee of .0375% on the undrawn amount. The letter of credit sub-facility requires a 1.25% fee on the notional amount of letters of credit issued. For all borrowings under the Financing Agreement, the Company may elect at various dates to accrue interest at either floating Chemical Bank prime or a LIBOR based fixed rate for periods up to six months. At January 31, 1998, the applicable 30-day commercial paper, Chemical Bank prime and 30-day LIBOR interest rates are 5.47%, 8.50% and 5.63%, respectively.

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

     The Financing Agreement also allows the financing of a specified amount of store premises and equipment under separate third-party borrowing facilities. At January 31, 1998, the Company has additional borrowings of $12,466 from lenders that were used to finance store equipment.

     There were borrowings of $6,350, $1,600 and $0 on the revolving credit facility as of January 31, 1998, February 1, 1997 and February 3, 1996, respectively. The weighted-average revolving credit amount outstanding for fiscal 1997, 1996 and 1995 was $1,520, $858 and $343, respectively. Letters of credit outstanding under the sub-facility were $2,600, $2,600 and $3,150 at January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

     In October 1991, the Company borrowed $2,800 from ASC under an acquisition related arrangement. The borrowing is secured by the Company's lease of a property owned by SAB which is currently pending remediation of certain environmental issues (see Note 13).

     The various credit agreements contain certain restrictive financial covenants regarding the maintenance of specified levels of cash flow and net worth which levels increase over time, and among other restrictions, limit additional borrowings and capital expenditures, and requires the consent of lenders prior to payment of dividends to stockholders.

     The aggregate contractual maturities of long-term debt for periods subsequent to January 31, 1998 are as follows:

          Fiscal year:
-------------------------------------------------------------------------------
             1998                                       $12,743
             1999                                         6,422
             2000                                         5,648
             2001                                         6,201
             2002                                         2,161
       Thereafter                                            24
-------------------------------------------------------------------------------
                                                        $33,199
===============================================================================

     Based on borrowing rates currently available to the Company for borrowings with similar terms and average maturities, the carrying value of long-term debt at fiscal year end 1997, 1996 and 1995 approximates fair value.

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

-------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY

     On January 19, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition of the Company by Albertson's, Inc. In accordance with the Merger Agreement, Albertson's has commenced a cash tender offer (the "Offer") for all of the Company's outstanding shares of common stock at $15.50 per share. The Merger Agreement contemplates that the Offer will be followed by the merger of the Company with a subsidiary of Albertson's (the "Merger"), upon which each share of the Company's common stock not acquired in the Offer will be converted into the right to receive $15.50 per share in cash, without interest. In connection with the Offer, the Company intends to enter into various option payment agreements to address the termination and acceleration provisions of the various stock options outstanding. In addition, various other agreements have been entered into related to severance and retention benefits. These agreements are subject to consummation of the Offer, which itself, is subject to certain conditions. These conditions include obtaining the stipulation of certain regulatory authorities that the Offer may be consummated without the imposition of material limitations or conditions as defined under the Merger Agreement. It is not possible, at this time, to determine whether or not the Offer will be consummated.

     The Company has warrants outstanding which allow holders to acquire 53,151 shares of common stock for $6.60 per share. The warrants were issued on October 31, 1990 and expire on October 31, 2000.

(8)  EARNINGS PER SHARE

     A reconciliation of the weighted average shares used to calculate basic and diluted earnings per share follows:

                                           January 31,   February 1,   February 3,
Fiscal year ended,                             1998         1997          1996
----------------------------------------------------------------------------------

Basic shares                                 8,641,771     8,639,056     8,639,056
Effect of dilutive warrants and options        184,149        51,387        25,938
----------------------------------------------------------------------------------
Diluted shares                               8,825,920     8,690,443     8,664,994
==================================================================================

     Earnings used for basic and diluted earnings per share calculations are the same for all periods presented. The earnings per share impact of the $51 extraordinary charge in fiscal 1995 was not significant.

(9)  STOCK OPTIONS

     Effective November 1, 1990, the Company adopted its 1990 Nonqualified Performance Stock Option Plan ("1990 Option Plan") which, as amended, provides for options to acquire up to 451,500 shares of common stock. As amended, all options granted under the 1990 Option Plan vest and become exercisable, either in full or in specified percentage increments (as set forth in the 1990 Option Plan), upon the determination by the Compensation Committee that the aggregate operating cash flow and the total net cash flow from operations of the Company reach specified levels. However, even if the minimum specified levels are not met, the options will automatically vest and become exercisable as of October 5, 2000. At January 31, 1998, there are options outstanding to acquire 120,806 shares of common stock at a weighted-average exercise price of $6.88 under this plan. The Compensation Committee may, in its sole discretion, elect to accelerate the vesting of all or any portion of any option.

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

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

-------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

   Effective April 25, 1995, the Company adopted its 1995 Stock Option Plan ("1995 Option Plan") which provides for the issuance of either non-qualified or incentive stock options allowing holders to acquire up to 500,000 shares of common stock. All options granted under the 1995 Option Plan vest and become exercisable as determined by the Compensation Committee. The options are granted with an exercise price equal to the fair market value of the Company's common stock at the grant date. Substantially all options granted under the 1995 Option Plan in fiscal 1995 are non-qualified and vest 25% on the date of grant and the remaining 75% in three equal annual installments. Substantially all options granted under the 1995 Option Plan in fiscal years 1997 and 1996 are non-qualified and vest in four equal annual installments beginning one year after grant date.

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

   Information with respect to the Company's stock options are as follows:

                                                        January 31,              February 1,              February 3,
Fiscal year ended,                                        1998                     1997                      1996
------------------------------------------------------------------------------------------------------------------------------------
                                                             Weighted                 Weighted                  Weighted
                                                              Average                  Average                   Average
                                                             Exercise                 Exercise                  Exercise
                                                  Shares       Price        Shares      Price        Shares       Price
                                                  ------       -----        ------      -----        ------       -----
Outstanding, beginning of period                 573,984        7.12       342,535      $7.02       283,017       $6.71
Granted                                           35,924        8.93       254,050       7.25       118,000        7.75
Exercised                                         (5,575)       7.34             -          -             -           -
Canceled                                         (85,197)       6.81       (22,601)      6.98       (58,482)       6.97
------------------------------------------------------------------------------------------------------------------------------------

Outstanding, end of period                       519,136        7.49       573,984      $7.12       342,535       $7.02
====================================================================================================================================

Exercisable, end of period                       187,006        7.54        86,456      $7.41        47,970       $7.28
====================================================================================================================================

Unissued, end of period                          539,245                   489,972                  646,421
====================================================================================================================================

Option data at January 31, 1998:                   Outstanding                             Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                                                            Weighted-                                Weighted-
       Range of            Fiscal                            Average                                  Average
       Exercise             Year                             Exercise                                 Exercise
        Prices             Expires            Shares           Price                 Shares             Price
        ------             -------            ------           -----                 ------             -----
  $       6.67                2000            64,666           $6.67                     -              $   -
          7.13                2000            56,140            7.13                     -                  -
          7.13                2003            22,456            7.13                 22,456              7.13
          6.73                2004            15,000            6.73                 15,000              6.73
          7.75                2005            92,000            7.75                 69,000              7.75
   7.13 - 8.13                2006           228,200            7.62                 74,300              7.72
          6.40                2006             6,250            6.40                  6,250              6.40
   8.63 - 9.38                2007            24,900            9.10                      -                 -
          8.40                2007             9,524            8.40                      -                 -
------------------------------------------------------------------------------------------------------------------------------------

                                             519,136           $7.49                187,006             $7.54
------------------------------------------------------------------------------------------------------------------------------------

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

-------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

     The per share weighted-average fair value of stock options granted during fiscal 1997, 1996 and 1995 was $5.93, $5.67 and $5.99, respectively. These estimates of fair value were determined using a Black-Scholes option-pricing model with the following weighted-average assumptions; fiscal 1997-expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 44%, and an expected life of 10 years; fiscal 1996 - expected dividend yield of 0%, risk-free interest rate of 6.30%, volatility of 42%, and an expected life of 10 years; and fiscal 1995 - expected dividend yield of 0%, risk-free interest rate of 5.65%, volatility of 45%, and an expected life of 10 years.

     Had the Company determined compensation cost based on the fair value of its stock options determined at the date of grant, the Company's net income and income per share would be as follows:

                                       January 31,   February 1,   February 3,
Fiscal year ended,                        1998          1997         1996
---------------------------------------------------------------------------------
   Net income:
      As reported                         $3,513       3,593        2,299
      Pro forma                            3,252       3,404        2,160
   Net income per share:
      As reported basic                      .41         .42          .27
      Pro forma basic                        .38         .39          .25
      As reported diluted                    .40         .41          .27
      Pro forma diluted                      .37         .39          .25

     Pro forma net income reflects only options granted after January 29, 1995. Therefore, the full impact of the difference between the intrinsic and fair value method of calculating compensation cost for stock options is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the respective option's vesting period and compensation cost for options vesting in reported periods but granted prior to January 29, 1995 is not considered.

(10) EMPLOYEE STOCK SUBSCRIPTION PLAN

     The Company has a stock subscription plan (the "Subscription Plan"), pursuant to which 880,000 shares of common stock were designated for members of management and certain other key employees of the Company to purchase shares of the Company's common stock. Pursuant to the terms of the Subscription Plan, participants who chose not to pay the entire purchase price in cash could elect to pay a portion of the purchase price through the delivery of five-year, full recourse promissory notes bearing interest, at the participant's election, at either a fixed rate or a designated variable rate, as adjusted from time to time. Accrued interest on the promissory notes is payable quarterly, and the principal balance, including all accrued and unpaid interest, is payable in full at maturity and is secured by any shares acquired. In fiscal 1997, the Company advanced an additional $125 on existing shares previously issued under the Subscription Plan. As of January 31, 1998, there were two promissory notes outstanding under the Subscription Plan related to the purchase of 112,280 shares.

(11) EMPLOYEE BENEFIT PLANS

     The Company contributes to a number of union administered multi-employer defined benefit pension plan for employees covered by collective bargaining agreements. The pension contribution under these plans was $1,041, $1,145 and $994 for fiscal 1997, 1996 and 1995, respectively.

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

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

-------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

     The Company also makes annual contributions to the Retirement Plan in cash or Company common stock, the amount and form of which is determined by the Board of Directors in its discretion at the end of each year. Seventy-five percent of the Company's contribution ("Profit Sharing Contribution") is allocated to participants as a percentage of their compensation, and the remaining 25% is allocated in proportion to the amount of contributions made by each participant. The individual Profit Sharing Contributions are reduced by any amounts paid under union defined benefit plans. The total Profit Sharing Contribution was $1,000, $1,000 and $1,000 for fiscal 1997, 1996 and 1995, respectively.

(12) INCOME TAXES

     Income tax expense on income before extraordinary items consists of the following:

                                                            January 31,   February 1,   February 3,
Fiscal year ended,                                             1998           1997        1996
---------------------------------------------------------------------------------------------------
 Current:
    Federal - regular tax                                     $1,726       1,065         1,260
    Federal - alternative minimum tax (benefit)                 (613)        (92)         (102)
    State                                                        323         269           293
---------------------------------------------------------------------------------------------------

                                                               1,436       1,242         1,451
Deferred:
    Federal                                                      761        (156)         (144)
    State                                                        (89)         53           112
---------------------------------------------------------------------------------------------------

                                                                 672        (103)          (32)
---------------------------------------------------------------------------------------------------

                                                              $2,108       1,139         1,419
===================================================================================================

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

The provision for income taxes differs from the amount which would be provided by applying the Federal statutory rate of 34% to earnings before income taxes and extraordinary charge as follows:

                                                            January 31,   February 1,   February 3,
Fiscal year ended,                                             1998           1997        1996
---------------------------------------------------------------------------------------------------
Expected tax expense                                          $1,911         1,609        1,281
State income taxes, net of Federal income tax benefit            154           213          272
Amortization of non-deductible Goodwill                           43            30           30
Change in valuation allowance for deferred tax assets              -          (626)        (138)
General business credits                                           -           (21)          (7)
Other                                                              -           (66)         (19)
---------------------------------------------------------------------------------------------------

                                                              $2,108         1,139        1,419
===================================================================================================

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

-------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

   The significant components of deferred income tax expense attributable to income before extraordinary items are as follows:

                                                               January 31,   February 1,   February 3,
   Fiscal year ended,                                            1998           1997          1996
   ---------------------------------------------------------------------------------------------------
   Deferred tax expense; exclusive of items listed below        $ (487)          229             7
   Decrease in valuation allowance for deferred tax assets           -          (626)         (138)
   AMT and general business credits                              1,081           263            95
   Contribution carryforwards                                       78            31             4
   ---------------------------------------------------------------------------------------------------
                                                                $  672          (103)          (32)
   ===================================================================================================

   The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

                                                               January 31,   February 1,   February 3,
   Fiscal year ended,                                            1998           1997          1996
   ---------------------------------------------------------------------------------------------------
   Deferred tax assets:
       Accrued vacation                                        $   689           733           758
       Self-insurance accruals                                     775           922           681
       Deferred revenues                                           296            94           225
       Other                                                       187            71             -
       General business credit carryforwards                         -             -           171
       AMT credit carryforwards                                  1,777         2,858         2,950
       Contribution carryforwards                                    -           313           344
   ---------------------------------------------------------------------------------------------------

   Gross deferred tax assets                                     3,724         4,991         5,129
   Less valuation allowance                                          -             -          (626)
   ---------------------------------------------------------------------------------------------------

   Net deferred tax assets                                       3,724         4,991         4,503

   Deferred tax liabilities:
       Fixed assets, principally depreciation                   (3,575)       (3,965)       (3,506)
       Other                                                      (152)         (112)         (168)
       Inventory                                                (1,253)       (1,275)       (1,293)
   ---------------------------------------------------------------------------------------------------

   Net deferred tax liabilities                                 (4,980)       (5,352)       (4,967)
   ---------------------------------------------------------------------------------------------------

   Net deferred income tax liability                           $(1,256)         (361)         (464)
   ===================================================================================================

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. At fiscal year end 1995, management had not recorded the full benefit of these deferred tax assets due to the uncertainty related to these deductible differences. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. In the fourth quarter of fiscal 1996, based on its historical and expected levels of taxable income and the now reversing impact of AMT depreciation associated with the acquisition of property and equipment from the Predecessor Division, management concluded that it was more likely than not that the deferred tax assets would be realized and reversed the valuation allowance.

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

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

-------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

     The allocation of the purchase price of the Predecessor Division included certain accrued expenses and reserves which will result in deductions for income tax purposes when paid, but will never be deducted for financial reporting purposes. Any future reduction in income taxes payable as a result of utilization of these deductions will be recorded as a reduction of the excess purchase price paid. During fiscal 1995, the Company reduced Goodwill by $110 for reductions in state income taxes payable. At January 31, 1998, the Company has approximately $1,036 of additional AMT credits for income tax purposes (not included above) which will reduce Goodwill and federal income taxes payable when realized.

     During 1997, the Company reached a settlement with the Internal Revenue Service ("IRS") with regard to adjustments associated with the Company's allocation of purchase price to the net assets acquired from the Predecessor Division. Under the terms of the settlement, the Company paid approximately $1,386 in federal taxes plus approximately $1,086 in interest. Additionally, the Company has estimated the corresponding state tax liabilities at approximately $483 plus approximately $188 in interest. In addition to current income taxes, the settlement adjustments resulted in an increase in deferred taxes payable of $223. The aggregate increase in tax liabilities has been recorded on the Company's balance sheet by applying the effect of those adjustments to increase Goodwill associated with the Company's initial acquisition of assets. The aggregate interest to be paid of $1,274 ($764 after-tax, or $0.09 per share), however, has been recorded as interest expense in fiscal 1997.

(13) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various routine litigation incidental to operations. Due to the preliminary stages of certain of these actions, however, it is not possible at this time to determine what effect, if any, resolution of these matters will have on the consolidated financial position, results of operations or liquidity of the Company.

     In connection with the acquisition of the Predecessor Division, SAB and ASC entered into an environmental indemnity agreement for the benefit of the Company against any liability relating to the remediation of hazardous materials at a shopping center leased by the Company (the "Shopping Center Property"). The Department of Environmental Quality of the State of Montana has issued an interim order to SAB, the owner of the site, requiring certain investigative and clean-up actions at the Shopping Center Property in connection with the discovery of soil and groundwater contamination at the site. The Company has not been required to participate in the clean-up effort. Management believes that the Company has not contributed to the contamination at the Shopping Center Property and because of the environmental indemnity agreement and other arrangements, the environmental remediation will not have a material effect on the Company's consolidated results of operations or financial position.

     In conjunction with the sale of the Payson, Utah distribution center in 1995, the Company entered into a five-year distribution agreement with the purchaser whereby the Company purchases products previously distributed from the distribution center. The agreement requires the Company to purchase a specified volume of inventory at agreed upon pricing. The Company may terminate the agreement, among other reasons, upon the payment of a specified termination fee. Payments under the agreement are secured by a $0.8 million letter of credit.

     The Company entered into a new five-year pharmaceutical inventory distribution agreement in 1997. The terms of the agreement limit the percentage of the Company's pharmaceutical purchases from other vendors.

     The purchase cost of inventory under these two distribution agreements is based on the supplier's current vendor invoice cost plus a specified margin. The Company believes that such prices are comparable to prices available from third parties.

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

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

-------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------

(14) RELATED PARTY TRANSACTIONS

     During fiscal 1996 and 1995, the Company had a renewable one-year consulting agreement with a member of the Board of Directors. The agreement, which as amended, most recently provided for an annual consulting fee of $75 per year, expired and was not renewed in December 1996.

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

     In April 1997, the Company purchased the assets of an existing grocery store in Cody, Wyoming from Steck's Inc. The $2.8 million purchase price included $1.9 million for store fixtures and equipment, $400 for inventory and a non-compete agreement valued at $500.

     All transactions were accounted for as purchases and, accordingly, the consolidated statements of operations only include results of operations for the respective acquisitions since the date of the purchase.

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT                                                                                                     PAGE
NUMBER                                               DESCRIPTION                                            NO.
------                                               ------------                                           ----

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


EXHIBIT                                                                                                     PAGE
NUMBER                                               DESCRIPTION                                            NO.
------                                               ------------                                           ----
10.18*                Letter Agreement dated March 1, 1993 by and between BFDC and Joseph H.
                      Fernandez.
10.19***              Forms of Letter Amendment to Stock Subscription Agreements in connection with refinancing of Secured Promissory Notes by and between the Company and certain participants under the Subscription Plan.
10.20***              Form of Letter Agreement regarding Execution of New Promissory Notes in connection with refinancing of Secured Promissory Notes by and between the
                      Company and certain participants under the Subscription Plan.
10.21*****            Extension to Sodini Consulting Agreement dated October 28, 1993.
10.22*****            Continuing Employment and Severance Agreement dated January 28, 1994 by and between the Company and Edward C. Agnew.
10.23*****            Nonqualified Stock Option Agreement entered into as of February 23, 1994 by and between the Company and Joseph H. Fernandez.
10.24++++++++         1995 Option Plan of the Company, dated as of April 24, 1995 ("1995 Option
                      Plan").
10.25++++++++         Form of Nonqualified Stock Option Agreement entered into by and between the
                      Company and certain Participants under the 1995 Option Plan, dated as of
                      April 25, 1995.
10.26++++++++         Form of Incentive Stock Option Agreement for certain Participants under the
                      1995 Option Plan.
10.27++++++++         Amendment dated March 10, 1995 to Fernandez Employment Agreement.
10.28**               Extension to Sodini Consulting Agreement dated November 20, 1995.
10.29**               Consulting Agreement and Release dated May 23, 1995 by and between the
                      Company and H.N. Dusenberry.
10.30*****            Amendment dated April 24, 1995 to Fernandez Employment Agreement.
10.31*****            Amendment dated August 29, 1996 to Fernandez Employment Agreement.
10.32*****            Letter Agreement dated April 7, 1997 by and among the Company, FSEP and
                      Joseph H. Fernandez.
10.33*****            Secured Promissory Note made by Joseph H. Fernandez in favor of the Company dated April 7, 1997.
10.34*****            Promissory Note made by Joseph H. Fernandez in favor of the Company dated
                      April 7, 1997.
10.35*****            Extension and Modification to Sodini Consulting Agreement dated November 25,
                      1996.
10.36*****            1996 Non-Employee Directors Stock Option Plan of the Company, dated as of
                      April 26, 1996 (the "1996 Directors Plan").
10.37*****            Form of Nonqualified Stock Option Agreement entered into by and between the
                      Company and certain directors under the 1996 Directors Plan.

OTHER MATERIAL CONTRACTS
------------------------

10.38+                Asset Purchase Agreement made as of the 15th day of August 1990 by and between
10.39+                Noncompetition Agreement made as of October 31, 1990 by and between BFDC,
                      American Stores Company ("ASC") and Skaggs.
10.40+                Supply Agreement made as of the 31st day of October, 1990 by and between ASC and BFDC.
10.41++++             Amended and Restated Credit Agreement dated as of April 28, 1992 by and among the Company, BFDC, Bankers Trust Company as Agent, and the various Lenders listed therein.
10.42+                Company Security Agreement dated as of October 31, 1990 made by BFDC to
                      Bankers Trust Company.
10.43+                Environmental Indemnity entered into as of October 31, 1990 by ASC and Skaggs to and for the benefit of the Company and BFDC.


EXHIBIT                                                                                                     PAGE
NUMBER                                               DESCRIPTION                                            NO.
------                                               ------------                                           ----
10.44+                Loan Commitment made as of the 31st day of October, 1990 by Skaggs in favor of
                      BFDC.
10.45+                Promissory Note executed by BFDC in favor of Skaggs, in the amount of
                      $2,800,000, dated as of October 31, 1991.
10.46+                Securities Purchase Agreement dated as of October 31, 1990 among the Company,
                      BFDC and each of the Purchasers listed therein.
10.47+                Form of Common Stock Purchase Warrant, dated as of October 31, 1990, issued to each of the Purchasers pursuant to the Securities Purchase Agreement.
10.48+                Equity Rights Agreement dated as of October 31, 1990 among the Company, FSEP and the Purchasers.
10.49+                Environmental Indemnity entered into as of October 31, 1990 by BFDC to and for the benefit of the Purchasers.
10.50+                Stock Subscription Agreement made and entered into as of October 31, 1990 by and among the Company, FSEP and Bankers Trust New York Corporation.
10.51+                Stock Subscription Agreement made and entered into as of October 31, 1990 by and among the Company, FSEP and Morgan Capital Corporation.
10.52+                Stock Subscription Agreement made and entered into as of October 31, 1990 by and among the Company, FSEP and Buttrey Investors L.P.
10.53+                Loan and Security Agreement dated as of August 23, 1991 entered into by and between BFDC and The CIT Group/Equipment Financing, Inc.
10.54+++              First Amendment to Loan and Security Agreement entered into by and between the
                      Company and the CIT Group/Equipment Financing, Inc. dated as of August 6,
                      1992.
10.55**               Second Amendment dated as of May 10, 1993 to Loan and Security Agreement dated as of August 23, 1991 by and between the Company and the CIT
                      Group/Equipment Financing, Inc.
10.56****             First Amendment dated as of August 27, 1993 to Amended and Restated Credit
                      Agreement dated as of April 28, 1992 by and among the Company, Bankers Trust
                      Company as Agent and the various Lenders listed therein.
10.57*****            Letter dated as of December 3, 1993 relating to Loan and Security Agreement dated as of August 23, 1991 and amended as of May 10, 1993 by and between the
                      Company and The CIT Group/Equipment Financing, Inc.
10.58*****            Second Amendment dated as of April 22, 1994 to Amended and Restated Credit
                      Agreement dated as of April 28, 1992 by and among the Company, Bankers Trust
                      Company as Agent and the various Lenders listed therein.
10.59++               Loan Agreement made the 5th day of July, 1994 by and between BFDC and
                      TriCon Capital.
10.60++               Security Agreement made the 5th day of July, 1994 by and between BFDC and
                      TriCon Capital.
10.61++               Guaranty dated July 5, 1994 made by BFDC, as Guarantor, in favor of TriCon
                      Capital.
10.62++++             Asset Purchase Agreement dated August 15, 1995 by and among the Company,
                      BFDC, Thrifty Foods of Eastern Washington, Inc. ("Thrifty") and Associated
                      Grocers, Incorporated ("AGI").
10.63++++             Asset Purchase Agreement dated August 15, 1994 by and among the Company,
                      BFDC and AGI.
10.64++++             Real Estate Purchase and Sale Agreement dated August 15, 1994 by and among
                      BFDC, Supermarket Development Corporation ("SDC") and AGI, concerning real property located in Richland, Washington.
10.65++++             Real Estate Purchase and Sale Agreement dated August 15, 1994 by and among
                      BFDC, SDC and AGI, concerning real property located in Kennewick,
                      Washington.


EXHIBIT                                                                                                     PAGE
NUMBER                                               DESCRIPTION                                            NO.
------                                               ------------                                           ----
10.66++++++           Wholesale Supply Agreement made and entered into as of November 15, 1994 by and between Associated Food Stores, Inc. and BFDC.
10.67++++++           Agreement of Purchase and Sale made and entered into as of November 15, 1994 by and between BFDC and Associated Food Stores, Inc.
10.68++++++++         Third Amendment dated as of December 12, 1994 to Loan and Security Agreement dated as of August 23, 1991 and amended as of May 10, 1993 by and between the
                      Company and The CIT Group/ Equipment Financing, Inc.
10.69*                Note and Security Agreement made the 8th day of August, 1995 by and between
                      BFDC and NationsBanc Leasing Corporation.
10.70*                Guaranty dated August 14, 1995 made by BFDC, as Guarantor, in favor of
                      NationsBanc Leasing Corporation.
10.71*                Financing Agreement made the 7th day of September, 1995 by and between BFDC and The CIT Group/Business Credit, Inc. and The CIT Group/Equipment
                      Financing, Inc.
10.72*                Guaranty dated September 7, 1995 made by the Company, as Guarantor, in favor of The CIT Group/Business Credit, Inc. as Agent.
10.73***              Letter Amendment dated August 5, 1996 to Financing Agreement dated September
                      7, 1995 by and among the Company, CITBC and CEF.
10.74****             Letter Amendment dated August 1, 1997 to Financing Agreement dated September
                      7, 1995 by and among the Company, CITBC and CEF.
10.75******           Agreement and Plan of Merger, dated as of January 19, 1998, by and among the
                      Company, Purchaser and Parent.
10.76******           Tender and Option Agreement, dated as of January 19, 1998, by and among
                      Purchaser, Parent, the Company and the Major Stockholder.
10.77******           Press release issued by the Company on January 20, 1998.
10.78******           Fairness Opinion of Morgan Stanley, dated as of January 19, 1998.
10.79******           Letter to Stockholders, dated as of January 26, 1998, from Joseph H. Fernandez,
                      Chairman of the Board, President and Chief Executive Officer of the Company.
10.80******           Confidentiality Agreement, dated as of December 22, 1997, between FS&Co., on behalf of the Company, and Parent.
10.81*******          Press Release of the Company dated, February 23, 1998.
10.82*******          Extension, Early Termination and Waiver Agreement, dated as of February 23,
                      1998, by and among Parent, Purchaser and the Company.
22.1+                 Subsidiaries of the Company.
23.1                  Consent of KPMG Peat Marwick LLP.
27.1                  Financial Data Schedules.

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

**** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1993 (File No. 0-19802) on December 14, 1993.
***** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994 (File No. 0-19802) on April 29, 1994.
++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994 (File No. 0-19802) on September 12, 1994.
++++ Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-19802) on August 30, 1994.
++++++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994 (File No. 0-19802) on December 12, 1994. Certain portions of Exhibit 10.58 have been omitted from the copies filed as part of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994 and are the subject of an order granting confidential treatment with respect thereto.
++++++++ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (File No. 0-19802) on April 28,
         1995.
* Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 1995 (File No. 0-19802) on September 12, 1995.
** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996 (File No. 0-19802) on May 3, 1996.
*** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996 (File No. 0-19802) on September 17, 1996.
**** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 1997 (File No. 0-19802) on September 16, 1997.
***** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No. 0-19802) on May 1, 1997.
******   Filed as an exhibit to the Company's Form 14D-9 dated January 26, 1998.
*******  Filed as an exhibit to the Company's Form 14D-9 dated March 2, 1998.