Form 10-Q
period 1998-05-02
BUTTREY FOOD & DRUG STORES CO
filed 1998-06-16
CIK 882256

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         ____________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended May 2, 1998

                                 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________  to ____________________

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

   The number of shares of the registrant's Common Stock outstanding at June 15, 1998 was 8,645,306 shares

                THERE ARE NO EXHIBITS FILED WITH THIS FORM 10-Q

              ===================================================

                     BUTTREY FOOD AND DRUG STORES COMPANY
                                AND SUBSIDIARY

                                   FORM 10-Q

                  For the Quarterly Period Ended May 2, 1998


                                     INDEX

                                                                                                                   Page
Part I.  Financial Information

         Item 1.  Financial Statements

                 a)     Consolidated Balance Sheets as of May 2, 1998 (unaudited) and January 31, 1998               3

                 b)     Consolidated Statements of Operations for the 13 weeks ended May 2, 1998
                        (unaudited) and May 3, 1997 (unaudited)                                                      4

                 c)     Consolidated Statement of Stockholders' Equity as of January 31, 1998
                        and May 2, 1998 (unaudited)                                                                  4


                 d)     Consolidated Statements of Cash Flows for the 13 weeks ended May 2, 1998
                        (unaudited) and May 3, 1997 (unaudited)                                                      5

                 e)     Notes to Consolidated Financial Statements                                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              7

Part II.  Other Information

         Item 1.  Legal Proceedings                                                                                  11

         Item 6.  Exhibits and Reports on Form 8-K                                                                   11

Signatures                                                                                                           11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
============================================================================================================================
(Dollar Amounts in Thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                            ASSETS
                                                                                  May 2,                      January 31,
                                                                                  1998                           1998
----------------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                                        $  5,745                     $  5,173
  Accounts receivable                                                                 4,882                        5,671
  Inventories                                                                        43,880                       45,230
  Prepaid expenses                                                                    1,376                        1,352
  Deferred tax asset                                                                    694                          694
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                 56,577                       58,120

Property and equipment, at cost                                                     170,912                      167,758
Less accumulated depreciation                                                        67,111                       64,312
----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                          103,801                      103,446

Intangible assets, net                                                                6,416                        6,573
Other assets                                                                            759                          759
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $167,553                     $168,898
============================================================================================================================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                                           $ 16,140                     $ 12,743
  Current obligations under capital leases                                              483                          483
  Accounts payable                                                                   16,028                       17,773
  Accrued payroll and benefits                                                        6,237                        8,031
  Accrued expenses and reserves                                                       3,919                        3,491
  Accrued interest payable                                                               46                          169
  Income taxes                                                                          238                            -
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            43,091                       42,690

Long-term debt                                                                       18,770                       20,456
Obligations under capital leases                                                      8,359                        8,475
Deferred taxes payable                                                                1,950                        1,950

Stockholders' equity:
  Preferred stock $.01 par value, authorized 1,000,000 shares                             -                            -
  Common stock $.01 par value, authorized 15,000,000 shares;
    issued and outstanding 8,644,856 shares as of May 2, 1998
    and 8,644,631 shares as of January 31, 1998                                          86                           86
Paid-in capital                                                                      79,174                       79,174
Retained earnings                                                                    16,648                       16,592
----------------------------------------------------------------------------------------------------------------------------
                                                                                     95,908                       95,852

Less stock subscriptions receivable                                                     525                          525
----------------------------------------------------------------------------------------------------------------------------
NET STOCKHOLDERS' EQUITY                                                             95,383                       95,327
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $167,553                     $168,898
============================================================================================================================

See accompanying notes to consolidated financial statements

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
============================================================================================================================
(Dollar Amounts in Thousands, Except Per Share Data)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                       13 Weeks Ended
                                                                                               -----------------------------
                                                                                                  May 2,          May 3,
                                                                                                   1998           1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (unaudited)
Sales                                                                                           $   93,690       $   94,934
Cost of sales and related occupancy expenses                                                        70,278           71,090
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                                        23,412           23,844

Marketing, general, and administrative expenses                                                     22,207           21,223
----------------------------------------------------------------------------------------------------------------------------
Operating income                                                                                     1,205            2,621

Other income / (expense):
  Loss on disposal of owned property                                                                     -               (1)
  Interest income                                                                                       14               13
  Interest expense                                                                                    (925)            (808)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      (911)            (796)
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                           294            1,825

Income tax provision                                                                                   238              730
----------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                                    $       56       $    1,095
============================================================================================================================

Net earnings per share:
  Basic                                                                                         $     0.01       $     0.13
  Diluted                                                                                             0.01             0.12
============================================================================================================================

Weighted average common and common
  equivalent shares outstanding:
  Basic                                                                                         8,644,646         8,639,369
  Diluted                                                                                       8,935,078         8,781,084
----------------------------------------------------------------------------------------------------------------------------


Consolidated Statements of Stockholders' Equity
============================================================================================================================
(Dollar Amounts in Thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Net
                                                      Common     Paid-in        Retained         Stock        stockholders'
                                                      stock      capital        earnings      subscriptions      equity
----------------------------------------------------------------------------------------------------------------------------

 Balance at January 31, 1998                            $86        $79,174     $16,592           $(525)          $95,327
 Net additions on stock subscriptions                     -              -           -               -                -
 Net earnings                                             -              -          56               -                56
---------------------------------------------------------------------------------------------------------------------------

 Balance at May 2, 1998 (unaudited)                     $86        $79,174     $16,648           $(525)          $95,383
===========================================================================================================================

See accompanying notes to consolidated financial statements

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
============================================================================================================================
(Dollar Amounts in Thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                       13 Weeks Ended
                                                                                               -----------------------------
                                                                                                  May 2,          May 3,
                                                                                                  1998             1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                                        (unaudited)
OPERATING ACTIVITIES:

Net income                                                                                         $    56          $ 1,095
Adjustments to reconcile income to net cash
provided by operating activities:
   Depreciation                                                                                      2,800            2,481
   Amortization                                                                                        159              112
   Loss on disposal of owned property                                                                    -               (1)
   Changes in operating assets and liabilities:
    Increase in accounts receivable                                                                    790              156
    Decrease (increase) in inventories                                                               1,350           (1,013)
    Increase in prepaid expenses                                                                       (25)             (28)
    Increase (decrease) in accounts payable                                                         (1,746)             207
    Decrease in accrued payroll and benefits                                                        (1,794)            (342)
    Increase (decrease) in accrued expenses and reserves                                               428             (805)
    Decrease in accrued interest payable                                                              (124)             (38)
    Increase in accrued income taxes                                                                   238              730
----------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            2,132            2,554
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Purchase of property and equipment                                                                  (3,155)          (2,326)
Increase in other assets                                                                                 -             (988)
----------------------------------------------------------------------------------------------------------------------------

NET CASH (USED) BY INVESTING ACTIVITIES                                                             (3,155)          (3,314)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

Increase on long-term debt                                                                           1,710              965
Increase on stock subscriptions receivable                                                               -             (125)
Issuance of common stock                                                                                 -               11
Payments on capital lease obligations                                                                 (115)            (102)
----------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                     1,595              749
----------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                                  572              (11)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     5,173            5,075
----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 5,745          $ 5,064
============================================================================================================================

See accompanying notes to consolidated financial statements

BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY
________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Buttrey Food and Drug Stores Company ("Buttrey" or the "Company") Annual Report on Form 10-K for the year ended January 31, 1998.

  The information furnished reflects, in the opinion of the management of the Company, all material adjustments consisting only of normal recurring accruals necessary to present fairly the Company's financial condition and its results of operations.

  In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not have any elements of comprehensive income other net income.

  In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement requires public business to disclose selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in SFAS No. 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which contribute ten percent or more of combined revenue, income or assets. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. Adoption did not have a material impact on the Company's presentation of consolidated financial statements.

  On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5. "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. Costs of start-up activities may have been referred to as preopening costs, preoperating costs, start-up costs, organization costs, or other terms. In other cases, costs of start-up activities may have been included as a component of the cost of tangible or intangible assets. Regardless of what these costs have been called or how these costs have been classified in the past, the SOP applies to all costs of start-up activities, including organization costs.

  SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which financial statements have not been issued. Restatement of previously issued financial statements is not permitted. Initial application of the SOP should be as the beginning of the fiscal year in which the SOP is first adopted and should be reported as the cumulative effect of a change in accounting principle as described in APB Opinion No. 20, "Accounting Changes". Management expects that adoption will not have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

GENERAL

  Buttrey is a food and drug retailer in Montana and in the market areas it serves in Wyoming and western North Dakota. Founded in Montana in 1896, the Company currently operates 44 stores. The Company is the successor to the Buttrey Food and Drug division (the "Predecessor Division") of Skaggs Alpha Beta, Inc. ("Skaggs"), an indirect, wholly-owned subsidiary of American Stores Company ("ASC"). The Company acquired certain assets and liabilities of the Predecessor Division in October 1990 in a transaction (the "Acquisition") organized by Freeman Spogli & Co. Incorporated ("FS&Co."), a private investment firm.

RESULTS OF OPERATIONS

       13 Weeks Ended May 2, 1998 Compared to 13 Weeks Ended May 3, 1997

  Sales for the 13 weeks ended May 2, 1998 decreased $1.2 million, or 1.3%, from $94.9 million in the first quarter of 1997 to $93.7 million in the first quarter of 1998. The decrease in sales reflects a 2.6% decline in comparable store sales partially offset by additional sales from the Cody, Wyoming store that the Company acquired during the past year, and from the Company's new store in Great Falls, Montana that opened in late March. The decline in comparable store sales is attributable to the opening of competitor new stores during the current quarter, the impact from competitor new stores, remodels and expansions during the past year which have yet to anniversary, and the deflection of sales from the Company's two largest stores in Great Falls into the Company's new store. Additionally, management believes that comparable store sales have been negatively impacted by a more aggressive competitive environment and customer response to the Company's pending merger with Albertson's, Inc. (NYSE:ABS).

  Gross profit for the 13 weeks ended May 2, 1998 decreased $0.4 million from $23.8 million in the first quarter of 1997 to $23.4 million in the first quarter of 1998. The decrease in gross profit is attributable to the decline in sales and to decreased vendor support as a result of the pending merger with Albertson's, including reductions in new item allowances and buy-in opportunities due to the announced closure of the Great Falls distribution center by Albertson's upon completion of the merger transaction, and market development funds. Gross profit as a percentage of sales decreased 0.1% from 25.1% in the first quarter of 1997 to 25.0% in the first quarter of 1998.

  Marketing, general and administrative ("MG&A") expenses for the 13 weeks ended May 2, 1998 increased $1.0 million from $21.2 million in the first quarter of 1997 to $22.2 million in the first quarter of 1998. The increase in MG&A is principally attributable to merger costs, to pre-opening expenses associated with the Harlem, Montana replacement store and the new store in Great Falls, and to increases in depreciation, employee benefit and advertising expenses. MG&A expenses as a percentage of sales increased 1.3% from 22.4% in the first quarter of 1997 to 23.7% in the first quarter of 1998.

  Operating income for the 13 weeks ended May 2, 1998 decreased $1.4 million from $2.6 million, or 2.8% of sales, in the first quarter of 1997 to $1.2 million, or 1.3% of sales, in the first quarter of 1998.

  Interest expense, net of interest income, for the 13 weeks ended May 2, 1998 increased $0.1 million from $0.8 million, or 0.8% of sales, in the first quarter of 1998 to $0.9 million, or 1.0% of sales, in the first quarter of 1997. The increase is attributable to the additional outstanding long-term debt.

  Net income for the 13 weeks ended May 2, 1998 decreased $1.0 million from $1.1 million, or $0.12 per share, in the first quarter of 1997 to $0.1 million, or $0.01 per share, in the first quarter of 1998. The decrease in net income is attributable to the decline in operating income, the increase in interest expense and the non-deductibility of merger costs for tax purposes which has resulted in an increased effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity needs arise primarily from debt service on its indebtedness and the funding of the Company's capital expenditure and working capital requirements. The Company has financed its liquidity needs primarily using cash flow from operations, lease and debt financing of capital expenditures, cash provided by certain asset sales, and temporary borrowings under the Company's working capital facility.

  On September 7, 1995, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") and The CIT Group/Equipment Financing, Inc. ("CEF") providing available credit of up to $42.8 million (the "Financing Agreement"). The new facility includes a $30.0 million revolving credit facility (with a $10.0 million sublimit for letters of credit) and includes variable rate term loans totaling $12.8 million, which the Company used to refinance existing equipment financing loans resulting in lower interest rates and extended maturities. The borrowing base under which the revolving credit facility can be utilized is equal to 65% of Eligible Inventory (essentially non-perishable inventory). The estimated borrowing base as of January 31, 1998 was $24.7 million. During the third quarter of 1996, the Financing Agreement was amended to provide for a third term loan in an amount of up to $5.0 million ("Term Loan III") which the Company used to finance a substantial portion of the purchase price related to its June 1996 acquisition of the Cheyenne, Wyoming store, to increase the flexibility of the covenants relating to capital expenditures contained therein, and to make other technical changes. Under the Financing Agreement, interest is determined, at the Company's option, at a defined prime rate or at the London Interbank Offered Rate ("LIBOR") for each applicable loan as follows:

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

  Borrowings under the Financing Agreement are secured by the Great Falls Distribution Center, a retail store location in Butte, Montana and substantially all of the personal property of the Company. The Financing Agreement contains certain financial and operating covenants, including limitations on the amount of the Company's capital expenditures, its ability to pay dividends, and its ability to incur additional debt. The Financing Agreement also requires the maintenance of certain financial ratios and the satisfaction of certain tests which require escalating levels of performance over time. The Company is currently in compliance with all such financial ratios and tests. The principal financial covenants defined in the Financing Agreement compared to the Company's actual results for the 13 weeks ended May 2, 1998 are as follows:

                                               Actual           Test

Minimum Net Worth                           $95.4 Million   $80.0 Million

Maximum Capital Expenditures                $ 3.1 Million   $18.6 Million

Maximum Net Capital Expenditures            $ 3.1 Million   $12.6 Million


Minimum Interest Charge Coverage Ratio            6.19            5.00


  As of May 2, 1998, the Company had $9.7 million in borrowings outstanding under the revolving credit facility and letter of credit commitments of $2.6 million. The outstanding balance under Term Loan I was $5.0 million (of which $1.2 million is classified as current), under Term Loan II was $2.9 million (of which $0.7 million is classified as current), and under Term Loan III was $3.2 million (of which $1.0 million is classified as current). The Company's borrowing requirements for working capital are somewhat seasonal, reflecting increases in inventory in the fourth calendar quarter due to holiday purchases and, historically, the Company's funding of employee benefit program contributions in the first calendar quarter of each year.

  The Company has utilized equipment financing from time to time in order to finance the purchases of store equipment and vehicles. The proceeds from each of Term Loan I and Term Loan II were used by the Company to repay the remaining outstanding obligations of all prior equipment financing loans. In addition to these loans, on September 1, 1995, the Company completed a $1.2 million financing of new store equipment for the Company's new store in Butte, Montana. The loan bears interest at LIBOR plus 2.65% and is payable in equal monthly installments over four years. On July 26, 1996, the Company completed a $4.0 million loan transaction with NationsBanc Leasing Corporation ("NationsBanc") to finance the purchase of new equipment related to the remodel of two stores in Great Falls, Montana and to upgrade the Company's transportation fleet. Approximately $3.5 million of this loan bears interest at an 8.03% fixed rate while the remaining $0.5 million bears interest at LIBOR plus 2.35%. The loan is payable in monthly installments over 48 months. On November 4, 1996, the Company completed a loan transaction with NationsBanc in an amount of approximately $1.6 million, which proceeds were used by the Company to finance the Lewistown, Montana remodel and to further upgrade the Company's transportation fleet. The new loan is payable in monthly installments over 48 months and bears interest at LIBOR plus 2.35%. On December 15, 1997, the Company completed a loan transaction with NationsBanc in an amount of approximately $1.0 million, which proceeds were used by the Company to further upgrade the Company's transportation fleet. The new loan is payable in monthly installments over 48 months and bears interest at LIBOR plus 2.35%. As of May 2, 1998, the outstanding obligation under these equipment loans aggregated $4.7 million (of which $2.0 million is classified as current).

  The Company has also entered into a commitment to finance capital expenditures with General Electric Capital Corporation ("GE Capital")to finance up to $10.0 million of new store equipment. During the second quarter 1997, the Company completed a $2.4 million loan transaction with GE Capital for the financing of the fixtures and equipment at the Company's new Bozeman, Montana store. The new loan is payable in monthly installments over 60 months and bears interest at the 30-day commercial paper rate plus 2.18%. On December 19, 1997, the Company completed a $5.3 million loan transaction with GE Capital for the financing of the primarily fixtures and equipment associated with the Company's three remodeled stores in Billings, Montana. The new loan is payable in monthly installments over 60 months and bears interest at the 30-day commercial paper rate plus 2.18%. As of May 2, 1998, the outstanding obligation under these equipment loans aggregated $6.8 million (of which $1.5 million is classified as current).

  The Company has entered into a number of capital lease obligations for store facilities. The Company's total outstanding capital lease obligation as of May 2, 1998 was $8.8 million (of which $0.5 million is classified as current).

  On April 1, 1997, the Company completed the acquisition of a conventional store in Cody, Wyoming. The purchase price was $2.4 million for fixtures and equipment, and a non-compete agreement, plus $0.3 million for inventory. The Company also entered into a lease with the seller of the business for the real property on which the grocery store was previously located.

  Net cash provided by operating activities was $2.1 million for the 13 weeks ended May 2, 1998, as compared with $2.6 million for the 13 weeks ended May 3, 1998. The decrease in net cash provided by operating activities was primarily attributable to a $0.7 million decrease in net income before depreciation, amortization, LIFO provision, deferred taxes and disposal of owned property partially offset by a $0.2 million decrease for net changes in operating assets and liabilities.

  The Company spent an aggregate of $15.4 million, $22.9 million and $10.0 million on capital expenditures (primarily for acquisitions, store remodelings and ongoing maintenance of its existing store base and support functions), during fiscal years 1997, 1996 and 1995, respectively. Of these amounts, the Company has funded approximately $8.6 million, $10.6 million and $1.2 million through equipment and real estate financings in fiscal years 1997, 1996 and 1995, respectively. The Company plans to continue its store remodeling and development program. During the first quarter, the Company completed the replacement of an older store with a Buttrey Fresh Foods store in Harlem, Montana, and the Company opened its ninth Buttrey Big Fresh store, in Great Falls, Montana. The Company has spent $3.1 million for capital expenditures in 1998 primarily for the two stores described above. For the remainder of 1998, capital expenditures will be limited pursuant to the Merger Agreement with Albertson's Inc. to approximately $0.1 million per month.

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

COMPUTERIZED OPERATIONS AND THE YEAR 2000

  During recent years, there has been increasing global awareness regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process properly the change from the year 1999 to 2000. The Company has evaluated the significance of the change from the year 1999 to the year 2000 on its existing computer systems and has taken steps designed to ensure that its computer systems will not be adversely affected thereby. The financial impact of such steps is not anticipated to be material. In addition, the Company's systems rely in part on computer-based systems of other companies. As a result, if any such company failed to become year 2000 compliant, the Company could be adversely affected.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit Number

      27.1  Financial Data Schedule

      27.2  Restated Financial Data Schedule

      27.3  Restated Financial Data Schedule

  (b) Reports on Form 8-K
  During the quarter ended May 2, 1998, the Company did not file any reports on Form 8-k


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 15, 1998           BUTTREY FOOD AND DRUG
                                STORES COMPANY
                                (Registrant)


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