Form 10-Q
period 1998-08-01
BUTTREY FOOD & DRUG STORES CO
filed 1998-09-15
CIK 882256

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         ____________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended August 1, 1998

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

                                         Yes [X]    No [ ]

  The number of shares of the registrant's Common Stock outstanding at September 14, 1998 was 8,645,306 shares

                THERE ARE NO EXHIBITS FILED WITH THIS FORM 10-Q

             ====================================================

                     BUTTREY FOOD AND DRUG STORES COMPANY
                                AND SUBSIDIARY

                                   FORM 10-Q

                 For the Quarterly Period Ended August 1, 1998

                                     INDEX

Part I.  Financial Information                                                        Page
     Item 1.  Financial Statements

             a)  Consolidated Balance Sheets as of August 1, 1998 (unaudited)
                  and January 31, 1998                                                  3

             b)  Consolidated Statements of Operations for the 13 weeks and the 26 weeks ended August 1, 1998 (unaudited) and
                  August 2, 1997 (unaudited)                                            4

             c)  Consolidated Statement of Stockholders' Equity as of January 31,
                  1998 and August 1, 1998 (unaudited)                                   4

             d)  Consolidated Statements of Cash Flows for the 13 weeks and the 26 weeks ended August 1, 1998 (unaudited) and
                  August 2, 1997 (unaudited)                                            5

             e)  Notes to Consolidated Financial Statements                             6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      7

Part II.  Other Information

     Item 1.  Legal Proceedings                                                        12

     Item 6.  Exhibits and Reports on Form 8-K                                         12

 Signatures                                                                            12

 PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
 BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS
======================================================================================================================
 (Dollar Amounts in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                            ASSETS
                                                                           August 1,                       January 31,
                                                                             1998                             1998
----------------------------------------------------------------------------------------------------------------------
                                                                          (unaudited)
 Current assets:
   Cash and cash equivalents                                              $  5,137                          $  5,173
   Accounts receivable                                                       5,290                             5,671
   Inventories                                                              40,992                            45,230
   Prepaid expenses                                                          1,114                             1,352
   Deferred tax asset                                                          694                               694
----------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                       53,227                            58,120

 Property and equipment, at cost                                           171,911                           167,758
 Less accumulated depreciation                                              69,854                            64,312
----------------------------------------------------------------------------------------------------------------------
 NET PROPERTY AND EQUIPMENT                                                102,057                           103,446

 Intangible assets, net                                                      6,262                             6,573
 Other assets                                                                  773                               759
----------------------------------------------------------------------------------------------------------------------
 Total assets                                                             $162,319                          $168,898
======================================================================================================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current installments of long-term debt                                 $ 13,348                          $ 12,743
   Current obligations under capital leases                                    472                               483
   Accounts payable                                                         14,778                            17,773
   Accrued payroll and benefits                                              6,985                             8,031
   Accrued expenses and reserves                                             3,672                             3,491
   Accrued interest payable                                                     93                               169
   Income taxes                                                                (21)                               -
----------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                                  39,327                            42,690

 Long-term debt                                                             17,214                            20,456
 Obligations under capital leases                                            8,252                             8,475
 Deferred taxes payable                                                      1,951                             1,950

 Stockholders' equity:
   Preferred stock $.01 par value, authorized 1,000,000 shares                   -                                 -
   Common stock $.01 par value, authorized 15,000,000 shares;
        issued and outstanding 8,645,306 shares as of August 1, 1998
        and 8,644,631 shares as of January 31, 1998                             87                                86
   Paid-in capital                                                          79,179                            79,174
   Retained earnings                                                        16,834                            16,592
----------------------------------------------------------------------------------------------------------------------
                                                                            96,100                            95,852

 Less stock subscriptions receivable                                           525                               525
----------------------------------------------------------------------------------------------------------------------
 NET STOCKHOLDERS' EQUITY                                                   95,575                            95,327
----------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $162,319                          $168,898
======================================================================================================================

 See accompanying notes to consolidated financial statements

 BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF OPERATIONS
==================================================================================================================
 (Dollar Amounts in Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------

                                                           13 Weeks Ended                   26 Weeks Ended
------------------------------------------------------------------------------------------------------------------
                                                   August 1,           August 2,       August 1,         August 2,
                                                      1998               1997            1998              1997
------------------------------------------------------------------------------------------------------------------
                                                            (unaudited)                       (unaudited)
 SALES                                             $  100,149         $  101,125       $  193,839       $  196,059
 Cost of sales and related occupancy expenses          76,445             75,965          146,722          147,055
------------------------------------------------------------------------------------------------------------------
 GROSS PROFIT                                          23,704             25,160           47,117           49,004

 Marketing, general, and administrative expenses       22,322             22,095           44,529           43,318
------------------------------------------------------------------------------------------------------------------
 Operating income                                       1,382              3,065            2,588            5,686

 Other income / (expense):
   Loss on disposal of owned property                     (44)                 -              (44)              (1)
   Interest income                                         14                 41               28               54
   Interest expense                                      (949)              (785)          (1,875)          (1,592)
   Interest expense - tax settlement                        -             (1,274)               -           (1,274)
------------------------------------------------------------------------------------------------------------------
                                                         (979)            (2,018)          (1,891)          (2,813)

------------------------------------------------------------------------------------------------------------------
 EARNINGS BEFORE INCOME TAXES                             403              1,047              697            2,873

 Income tax provision                                     217                419              455            1,149
------------------------------------------------------------------------------------------------------------------

 NET EARNINGS                                      $      186         $      628       $      243       $    1,724
==================================================================================================================

 NET EARNINGS PER SHARE:
   Basic                                           $     0.02         $     0.07       $     0.03       $     0.20
   Diluted                                               0.02               0.07             0.03             0.20
==================================================================================================================

 WEIGHTED AVERAGE COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING:
   Basic                                            8,645,239         8,640,950         8,644,943        8,639,980
   Diluted                                          8,925,154         8,801,972         8,930,116        8,791,528
==================================================================================================================

 Consolidated Statements of Stockholders' Equity
========================================================================================================
 (Dollar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------
                                                                                           Net
                                          Common     Paid-in     Retained      Stock       stockholders'
                                          stock      capital     earnings   subscriptions  equity
--------------------------------------------------------------------------------------------------------
 BALANCE AT JANUARY 31, 1998            $      86   $  79,174   $  16,592   $     (525)  $  95,327
 Net additions on stock subscriptions           -           6           -            -           6
 Net earnings                                   -           -         243            -         243
--------------------------------------------------------------------------------------------------------
 BALANCE AT AUGUST 1, 1998 (UNAUDITED)  $      86   $  79,180   $  16,834   $     (525)  $  95,575
========================================================================================================

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 BUTTREY FOOD AND DRUG STORES COMPANY AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF CASH FLOWS
=====================================================================================================================
 (Dollar Amounts in Thousands)
---------------------------------------------------------------------------------------------------------------------
                                                              13 Weeks Ended                    26 Weeks Ended
---------------------------------------------------------------------------------------------------------------------
                                                      August 1,          August 2,        August 1,        August 2,
                                                        1998               1997             1998             1997
---------------------------------------------------------------------------------------------------------------------
                                                               (unaudited)                        (unaudited)
 OPERATING ACTIVITIES:

 Net income                                             $   186     $           628   $          243   $        1,724
 Adjustments to reconcile income to net cash
 provided by operating activities:
    Depreciation                                          2,865               2,560            5,665            5,040
    Amortization                                            156                 155              316              266
    Loss on disposal of owned property                       44                 -                 44                1
    Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable              (409)                132              381              288
   Decrease (increase) in inventories                     2,888                 655            4,238             (357)
   Decrease in prepaid expenses                             263                 345              238              317
   Increase (decrease) in accounts payable               (1,250)              2,912           (2,995)           3,119
   Increase (decrease) in accrued payroll and benefits      747               1,209           (1,046)             866
   Decrease in accrued expenses and reserves               (724)               (599)            (298)          (1,405)
   Increase (decrease) in accrued interest payable           47               1,327              (76)           1,289
   Increase in accrued income taxes                         217               1,413              454            2,143
---------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                5,030              10,737            7,163           13,291
---------------------------------------------------------------------------------------------------------------------

 INVESTING ACTIVITIES:

 Purchase of property and equipment                      (1,165)               (888)          (4,320)          (3,214)
 Increase in other assets                                   (14)             (2,215)             (14)          (3,203)
---------------------------------------------------------------------------------------------------------------------
 Net cash used by investing activities                   (1,179)             (3,103)          (4,334)          (6,417)
---------------------------------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES:

 Increase (decrease) on long-term debt                   (2,807)             (4,831)             525           (3,866)
 Proceeds (payments) in equipment financing              (1,538)              2,386           (3,161)           2,386
 Increase on stock subscriptions receivable                   -                   -                -             (125)
 Issuance of common stock                                     5                   -                5               12
 Payments on capital lease obligations                     (119)               (105)            (234)            (208)
---------------------------------------------------------------------------------------------------------------------

 Net cash used by financing activities                   (4,459)             (2,550)          (2,865)          (1,801)
---------------------------------------------------------------------------------------------------------------------

 Increase (decrease) in cash and cash equivalents          (608)              5,084              (36)           5,073

 Cash and cash equivalents at beginning of period         5,745               5,064            5,173            5,075
---------------------------------------------------------------------------------------------------------------------

 Cash and cash equivalents at end of period            $  5,137     $        10,148   $        5,137   $       10,148
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

RESULTS OF OPERATIONS

    13 Weeks Ended August 2, 1998 Compared to 13 Weeks Ended August 1, 1997

  Sales for the 13 weeks ended August 1, 1998 decreased $1.0 million, or 1.0%, from $101.1 million in the second quarter of 1997 to $100.1 million in the second quarter of 1998. The decrease in sales reflects a 3.0% decline in comparable store sales partially offset by additional sales from the Company's new store in Great Falls, Montana that opened in late March. The decline in comparable store sales is attributable to the impact of new stores, remodels and expansions by competitors during the past year which have yet to anniversary, and the deflection of sales from the Company's two largest stores in Great Falls into the Company's new store. Additionally, management believes that comparable store sales continue to be negatively impacted by a more aggressive competitive environment and customer response to the Company's pending merger with Albertson's, Inc. (NYSE:ABS).

  Gross profit for the 13 weeks ended August 1, 1998 decreased $1.5 million from $25.2 million in the second quarter of 1997 to $23.7 million in the second quarter of 1998. The decrease in gross profit is attributable to the decline in sales and to decreased vendor support as a result of the pending merger with Albertson's, including reductions in market development funds, new item allowances and buy-in opportunities due to the announced closure of the Great Falls distribution center by Albertson's upon completion of the merger transaction. Gross profit as a percentage of sales decreased 1.2% from 24.9% in the second quarter of 1997 to 23.7% in the second quarter of 1998.

  Marketing, general and administrative ("MG&A") expenses for the 13 weeks ended August 1, 1998 increased $0.2 million from $22.1 million in the second quarter of 1997 to $22.3 million in the second quarter of 1998. The increase in MG&A is principally attributable to increases in depreciation, store occupancy costs attributable to the new store, and merger costs, partially offset by lower administrative expenses. MG&A expenses as a percentage of sales increased 0.5% from 21.8% in the second quarter of 1997 to 22.3% in the second quarter of 1998.

  Operating income for the 13 weeks ended August 1, 1998 decreased $1.7 million from $3.1 million, or 3.0% of sales, in the second quarter of 1997 to $1.4 million, or 1.4% of sales, in the second quarter of 1998.

  Interest expense, net of interest income, for the 13 weeks ended August 1, 1998 decreased $1.1 million from $2.0 million, or 2.0% of sales, in the second quarter of 1997 to $0.9 million, or 0.9% of sales, in the second quarter of 1998. The decrease in interest expense is the result of a one-time interest charge, in the second quarter of 1997, of $1.3 million associated with the IRS tax settlement, partially offset by $0.2 increase in interest expense attributable to an increase in outstanding long-term debt. See "--Liquidity and Capital Resources."

  Net income for the 13 weeks ended August 1, 1998 decreased $0.4 million from $0.6 million, or $0.07 per share, in the second quarter of 1997 to $0.2 million, or $0.02 per share, in the second quarter of 1998. Excluding the one-time interest charge described above of $1.3 million ($0.8 million after-tax, or $0.09 per share), net income for the 13 weeks ended August 1, 1998 decreased $1.2 million from $1.4 million, or $0.16 per share, in the second quarter of 1997 to $0.2 million, or $0.02 per share, in the second quarter of 1998. The decrease in net income is attributable to the decline in operating income, the increase in interest expense and the non-deductibility of merger costs for tax purposes which has resulted in an increased effective tax rate.

    26 Weeks Ended August 1, 1998 Compared to 26 Weeks Ended August 2, 1997

  Sales for the 26 weeks ended August 1, 1998 decreased $2.3 million, or 1.1%, from $196.1 million in 1997 to $193.8 million in 1998. The decrease in sales reflects a 2.8% decline in comparable store sales partially offset by additional sales from the Cody, Wyoming store that the Company acquired during the first quarter of 1997, and from the Company's new store in Great Falls, Montana which opened in late March 1998. The decline in comparable store sales is attributable to the opening of competitor new stores during the current year, the impact from competitor new stores, remodels and expansions during the past year which have yet to anniversary, and the deflection of sales from the Company's two largest stores in Great Falls into the Company's new store. Additionally, management believes that comparable store sales have been negatively impacted by a more aggressive competitive environment and customer response to the Company's pending merger with Albertson's, Inc.

  Gross profit for the 26 weeks ended August 1, 1998 decreased $1.9 million from $49.0 million in 1997 to $47.1 million in 1998. The decrease in gross profit is attributable to the decline in sales and to decreased vendor support as a result of the pending merger with Albertson's, including reductions in market development funds, new item allowances and buy-in opportunities due to the announced closure of the Great Falls distribution center by Albertson's upon completion of the merger transaction. Gross profit as a percentage of sales decreased 0.7% from 25.0% in 1997 to 24.3% in 1998.

  MG&A expenses for the 26 weeks ended August 1, 1998 increased $1.2 million from $43.3 million in 1997 to $44.5 million in 1998. The increase in MG&A is principally attributable to merger costs, to pre-opening expenses associated with the Harlem, Montana replacement store and the new store in Great Falls, and to increases in depreciation, store occupancy costs associated with the new stores, and advertising expenses, partially offset by lower administrative expenses. MG&A expenses as a percentage of sales increased 0.9% from 22.1% in 1997 to 23.0% in 1998.

  Operating income for the 26 weeks ended August 1, 1998 decreased $3.1 million from $5.7 million, or 2.9% of sales, in 1997 to $2.6 million, or 1.3% of sales, in 1998.

  Interest expense, net of interest income, for the 26 weeks ended August 1, 1998 decreased $1.0 million from $2.8 million, or 1.4% of sales, in 1997 to $1.8 million, or 1.0% of sales, in 1998. The decrease in interest expense is the result of a one-time interest charge, in the second quarter of 1997, of $1.3 million associated with the IRS tax settlement, partially offset by $0.3 increase in interest expense attributable to an increase in outstanding long-term debt. See "--Liquidity and Capital Resources."

  Net income for the 26 weeks ended August 1, 1998 decreased $1.5 million from $1.7 million, or $0.20 per share, in 1997 to $0.2 million, or $0.03 per share, in 1998. Excluding the one-time interest charge described above of $1.3 million ($0.8 million after-tax, or $0.09 per share), net income for the 26 weeks ended August 1, 1998 decreased $2.0 million from $2.2 million, or $0.29 per share, in 1997 to $0.2 million, or $0.03 per share, in 1998. The decrease in net income is attributable to the decline in operating income, the increase in interest expense and the non-deductibility of merger costs for tax purposes which has resulted in an increased effective tax rate.

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

  On September 7, 1995, the Company entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") and The CIT Group/Equipment Financing, Inc. ("CEF") providing available credit of up to $42.8 million (the "Financing Agreement"). The new facility includes a $30.0 million revolving credit facility (with a $10.0 million sublimit for letters of credit) and includes variable rate term loans totaling $12.8 million, which the Company used to refinance existing equipment financing loans resulting in lower interest rates and extended maturities. The borrowing base under which the revolving credit facility can be utilized is equal to 65% of Eligible Inventory (essentially non-perishable inventory). The estimated borrowing base as of August 1, 1998 was $23.0 million. During the third quarter of 1996, the Financing Agreement was amended to provide for a third term loan in an amount of up to $5.0 million ("Term Loan III") which the Company used to finance a substantial portion of the purchase price related to its June 1996 acquisition of the Cheyenne, Wyoming store, to increase the flexibility of the covenants relating to capital expenditures contained therein, and to make other technical changes. Under the Financing Agreement, interest is determined, at the Company's option, at a defined prime rate or at the London Interbank Offered Rate ("LIBOR") for each applicable loan as follows:

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

  Borrowings under the Financing Agreement are secured by the Great Falls Distribution Center, a retail store location in Butte, Montana and substantially all of the personal property of the Company. The Financing Agreement contains certain financial and operating covenants, including limitations on the amount of the Company's capital expenditures, its ability to pay dividends, and its ability to incur additional debt. The Financing Agreement also requires the maintenance of certain financial ratios and the satisfaction of certain tests which require escalating levels of performance over time. The Company is currently in compliance with all such financial ratios and tests. The principal financial covenants defined in the Financing Agreement compared to the Company's actual results for the 26 weeks ended August 1, 1998 are as follows:

                                               Actual             Test

Minimum Net Worth                           $95.6 Million     $80.0 Million

Maximum Capital Expenditures                $ 4.3 Million     $18.6 Million

Maximum Net Capital Expenditures            $ 4.3 Million     $12.6 Million

Minimum Interest Charge Coverage Ratio          5.44              5.00

  As of August 1, 1998, the Company had $6.9 million in borrowings outstanding under the revolving credit facility and letter of credit commitments of $2.6 million. The outstanding balance under Term Loan I was $4.7 million (of which $1.2 million is classified as current), under Term Loan II was $2.7 million (of which $0.7 million is classified as current), and under Term Loan III was $3.0 million (of which $1.0 million is classified as current). The Company's borrowing requirements for working capital are somewhat seasonal, reflecting increases in inventory in the fourth calendar quarter due to holiday purchases and, historically, the Company's funding of employee benefit program contributions in the first calendar quarter of each year.

  The Company has utilized equipment financing from time to time in order to finance the purchases of store equipment and vehicles. The proceeds from each of Term Loan I and Term Loan II were used by the Company to repay the remaining outstanding obligations of all prior equipment financing loans. In addition to these loans, on September 1, 1995, the Company completed a $1.2 million financing of new store equipment for the Company's new store in Butte, Montana. The loan bears interest at LIBOR plus 2.65% and is payable in equal monthly installments over four years. On July 26, 1996, the Company completed a $4.0 million loan transaction with NationsBanc Leasing Corporation ("NationsBanc") to finance the purchase of new equipment related to the remodel of two stores in Great Falls, Montana and to upgrade the Company's transportation fleet. Approximately $3.5 million of this loan bears interest at an 8.03% fixed rate while the remaining $0.5 million bears interest at LIBOR plus 2.35%. The loan is payable in monthly installments over 48 months. On November 4, 1996, the Company completed a loan transaction with NationsBanc in an amount of approximately $1.6 million, which proceeds were used by the Company to finance the Lewistown, Montana remodel and to further upgrade the Company's transportation fleet. The new loan is payable in monthly installments over 48 months and bears interest at LIBOR plus 2.35%. On December 15, 1997, the Company completed a loan transaction with NationsBanc in an amount of approximately $1.0 million, which proceeds were used by the Company to further upgrade the Company's transportation fleet. The new loan is payable in monthly installments over 48 months and bears interest at LIBOR plus 2.35%. As of August 1, 1998, the outstanding obligation under these equipment loans aggregated $4.3 million (of which $2.0 million is classified as current).

  The Company has also entered into a commitment to finance capital expenditures with General Electric Capital Corporation ("GE Capital")to finance up to $10.0 million of new store equipment. During the second quarter 1997, the Company completed a $2.4 million loan transaction with GE Capital for the financing of the fixtures and equipment at the Company's new Bozeman, Montana store. The new loan is payable in monthly installments over 60 months and bears interest at the 30-day commercial paper rate plus 2.18%. On December 19, 1997, the Company completed a $5.3 million loan transaction with GE Capital for the financing of the primarily fixtures and equipment associated with the Company's three remodeled stores in Billings, Montana. The new loan is payable in monthly installments over 60 months and bears interest at the 30-day commercial paper rate plus 2.18%. As of August 1, 1998, the outstanding obligation under these equipment loans aggregated $6.4 million (of which $1.5 million is classified as current).

  The Company has entered into a number of capital lease obligations for store facilities. The Company's total outstanding capital lease obligation as of August 1, 1998 was $8.7 million (of which $0.5 million is classified as current).

  On April 1, 1997, the Company completed the acquisition of a conventional store in Cody, Wyoming. The purchase price was $2.4 million for fixtures and equipment, and a non-compete agreement, plus $0.3 million for inventory. The Company also entered into a lease with the seller of the business for the real property on which the grocery store was previously located.

  Net cash provided by operating activities was $7.2 million for the 26 weeks ended August 1, 1998, as compared with $13.3 million for the 26 weeks ended August 2, 1997. The decrease in net cash provided by operating activities was primarily attributable to a $5.4 million decrease in net changes in operating assets and liabilities and by a $0.8 million decrease in net income before depreciation, amortization, LIFO provision, deferred taxes and disposal of owned property.

  The Company spent an aggregate of $15.4 million, $22.9 million and $10.0 million on capital expenditures (primarily for acquisitions, store remodelings and ongoing maintenance of its existing store base and support functions), during fiscal years 1997, 1996 and 1995, respectively. Of these amounts, the Company has funded approximately $8.6 million, $10.6 million and $1.2 million through equipment and real estate financings in fiscal years 1997, 1996 and 1995, respectively. The Company has continued its store remodeling and development program. During the first quarter of 1998, the Company completed the replacement of an older store with a Buttrey Fresh Foods store in Harlem, Montana, and the Company opened its ninth Buttrey Big Fresh store, in Great Falls, Montana. The Company has spent $4.3 million for capital expenditures in 1998 primarily for the two stores described above. For the remainder of 1998, capital expenditures will be limited pursuant to the Merger Agreement with Albertson's Inc. to approximately $0.1 million per month.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit Number

      27 - Financial Data Schedule

  (b) Reports on Form 8-K
      During the quarter ended August 1, 1998, the Company did not file any reports on Form 8-k

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  September 14, 1998          BUTTREY FOOD AND DRUG
                                    STORES COMPANY
                                    (Registrant)


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